Form 10QSB
period 1996-10-06
CIOA CUCINA CORP
filed 1997-01-03
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 6, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from             to
                                  -------------  --------------

Commission file number:    000-21745

                             CIAO CUCINA CORPORATION
        (Exact name of small business issuer as specified in its charter)

           OHIO                                         31-1357862
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               700 WALNUT STREET, SUITE 300, CINCINNATI, OH 45202
                    (Address of principal executive offices)

                                 (513) 241-9161
                          (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No    X
                                 --------  --------

               The issuer had 3,104,848 shares of Common Stock outstanding as of December 29, 1996.

           Transitional Small Business Disclosure Format (check one):

                              Yes        No    X
                                 --------  --------

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1.     Condensed Financial Statements

                          Balance Sheets                                    3
                          December 31, 1995 and October 6, 1996

                          Statements of Operations                          4
                          Twelve weeks and Forty weeks ended
                          October 1, 1995 and October 6, 1996

                          Statements of Cash Flows                          5
                          Twelve weeks and Forty weeks ended
                          October 1, 1995 and October 6, 1996

                          Notes to Financial Statements                     7

         Item 2           Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     8

PART II   OTHER INFORMATION

          Item 1          Legal Proceedings                                15

          Item 2          Changes in Securities                            15

          Item 3          Defaults Upon Senior Securities                  15

          Item 4          Submission of Matters to a Vote of
                              Security Holders                             15

          Item 5          Other Information                                15

          Item 6          Exhibits and Reports on Form 8-K                 15









                                       (2)

                         CIAO CUCINA CORPORATION
                         CONDENSED BALANCE SHEETS

                                                              December 31, 1995       October 6, 1996
                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                         $   137,660          $   268,384
   Accounts Receivable                                                    28,689               83,951
   Inventories                                                            46,074               78,802
   Prepayments                                                            22,836               54,522
                                                                     -----------          -----------
      Total Current Assets                                               235,259              485,659

EQUIPMENT AND IMPROVEMENTS, net                                        3,102,576            4,633,305

INTANGIBLE ASSETS, net                                                   203,715              514,704

SECURITY DEPOSITS AND OTHER                                              344,174              398,711
                                                                     -----------          -----------
TOTAL ASSETS                                                         $ 3,885,724          $ 6,032,379
                                                                     ===========          ===========
LIABILITIES, REDEEMABLE EQUITY
AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES
   Current Portion of Long-Term Debt                                 $   449,638          $   321,127
   Accounts Payable                                                      259,397              569,852
   Accrued Expenses                                                      375,998              631,770
                                                                     -----------          -----------
      Total Current Liabilities                                        1,085,033            1,522,749
                                                                     -----------          -----------

LONG-TERM LIABILITIES
   Notes Payable                                                         184,335            2,622,008
   Accrued Rentals                                                       373,164              494,437
   Deferred Lease Incentives                                           2,125,829            2,164,073
                                                                     -----------          -----------
      Total Long-Term Liabilities                                      2,683,328            5,280,518
                                                                     -----------          -----------
REDEEMABLE EQUITY
   10% Series A Convertible Preferred Stock - $100
     par value, 15,000 shares authorized and issued                    1,558,604            1,681,243
   10% Series B Convertible Preferred Stock - $690
     par value, 1,740 shares authorized, 1,584 shares issued           1,174,932            1,259,006
                                                                     -----------          -----------
      Total Redeemable Equity                                          2,733,536            2,940,249
                                                                     -----------          -----------

SHAREHOLDERS' DEFICIT
   Common Stock - no par value, 10,000,000 shares
     authorized, 794,355 shares issued                                       750                  750
   Additional Paid-In Capital (Deficit)                               (1,767,372)          (1,717,372)
   Accumulated Deficit                                                  (714,551)          (1,859,515)
   Treasury Stock - 224,445 shares stated at cost                       (135,000)            (135,000)
                                                                     -----------          -----------
      Total Shareholders' Deficit                                     (2,616,173)          (3,711,137)
                                                                     -----------          -----------
TOTAL LIABILITIES, REDEEMABLE EQUITY
     AND SHAREHOLDERS' DEFICIT                                       $ 3,885,724          $ 6,032,379
                                                                     ===========          ===========



                                      (3)

                             CIAO CUCINA CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                FOR THE FORTY WEEKS ENDED     FOR THE TWELVE WEEKS ENDED
                                            OCTOBER 1, 1995 OCTOBER 6, 1996 OCTOBER 1, 1995 OCTOBER 6, 1996
RESTAURANT REVENUES                             $ 3,585,571     $ 5,979,299     $ 1,030,730     $ 1,856,934
                                                -----------     -----------     -----------     -----------
OPERATING EXPENSES
   Food and Beverage Costs                        1,054,514       1,840,423         324,248         565,578
   Restaurant Labor Costs                         1,171,556       1,987,524         454,763         609,715
   Occupancy and Other Restaurant Expenses        1,202,240       1,567,854         204,442         438,672
   General and Administrative Expenses              421,540         678,732         103,941         196,674
   Depreciation and Amortization                    386,926         637,266         146,416         251,035
                                                -----------     -----------     -----------     -----------
      Total Operating Expenses                    4,236,776       6,711,799       1,233,810       2,061,674

LOSS FROM OPERATIONS                               (651,205)       (732,500)       (203,080)       (204,740)
                                                -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSE)
    Interest Expense                                (55,692)       (223,281)        (14,920)        (33,923)
    Interest Income                                  16,036          17,329           5,743           4,841
    Other Income                                      3,918             201          32,309          11,619
                                                -----------     -----------     -----------     -----------
      Total Other Income (Expense)                  (35,738)       (205,751)         23,132         (17,463)
                                                -----------     -----------     -----------     -----------
NET LOSS                                           (686,943)       (938,251)       (179,948)       (222,203)

   Accretion of Dividends on Preferred Stock       (132,866)       (196,349)        (62,276)        (56,728)
   Accretion of Discount on Preferred Stock          (6,887)        (10,364)         (3,219)         (3,109)
                                                -----------     -----------     -----------     -----------

NET LOSS APPLICABLE TO COMMON STOCK             ($  826,696)    ($1,144,964)    ($  245,443)    ($  282,040)
                                                ===========     ===========     ===========     ===========
NET LOSS PER COMMON SHARE                            ($1.45)         ($2.01)         ($0.43)         ($0.49)
                                                ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                               569,910         569,910         569,910         569,910
                                                ===========     ===========     ===========     ===========


                                      (4)

                             CIAO CUCINA CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                      FOR THE FORTY WEEKS ENDED        FOR THE TWELVE WEEKS ENDED
                                                 OCTOBER 1, 1995     OCTOBER 6, 1996  OCTOBER 1, 1995  OCTOBER 6, 1996
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net Loss                                          ($  686,943)       ($  938,251)       ($179,948)       ($222,203)
   Depreciation                                          225,874            360,857           99,212          127,166
   Amortization                                          161,051            276,632           47,203          124,092
   Amortization of Lease Incentives                     (122,080)          (137,266)         (57,583)         (45,502)
   Accretion of Notes Payable Discount                         0             12,500                0            6,250
   Changes in Operating Assets and Liabilities
     Decrease (Increase) in -
       Accounts Receivable                                (5,861)           (55,262)         (13,384)         (22,586)
       Inventories                                         7,457            (32,728)          71,222           28,349
       Prepayments                                           (49)           (31,686)          (9,518)         131,730
       Pre-opening Costs                                 (23,034)          (257,717)             191           (1,583)
     Increase (Decrease) in -
       Accounts Payable                                  (60,808)           310,455          (47,285)         165,390
       Accrued Expenses                                 (192,387)           255,772           16,418           85,510
       Accrued Rentals                                   162,075            121,273           68,845           40,122
                                                     -----------        -----------        ---------        ---------
   Net Cash Provided by (Used in)
     Operating Activities                               (534,705)          (115,421)          (4,627)         416,735
                                                     -----------        -----------        ---------        ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES
   Purchase of Equipment and Improvements               (235,836)        (1,716,076)        (123,304)        (234,395)
   Cash paid for Intangible Assets                        (7,444)          (129,904)          (7,444)        (129,078)
   Cash paid for Security Deposits                      (125,609)           (54,537)          (6,110)         (53,118)
                                                     -----------        -----------        ---------        ---------
   NET CASH USED IN INVESTING ACTIVITIES                (368,889)        (1,900,517)        (136,858)        (416,591)
                                                     -----------        -----------        ---------        ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Increase (Decrease) in Bank Overdraft                 (22,555)                 0                0                0
   Proceeds from Issuance of Redeemable
     Equity                                            1,150,000                  0                0                0
   Proceeds from Issuance of Warrants                          0             50,000                0                0
   Payment of Preferred Stock Issuance Costs             (64,001)                 0                0                0
   Proceeds from Notes Payable                           628,038          2,257,200          153,038          250,000
   Payments of Notes Payable                            (633,256)          (160,538)         (62,195)         (17,268)
                                                     -----------        -----------        ---------        ---------
   Net Cash Provided by Financing                      1,058,226          2,146,662           90,843          232,732
     Activities                                      -----------        -----------        ---------        ---------


INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      154,632            130,724          (50,642)         232,876

CASH AND CASH EQUIVALENTS -
     BEGINNING OF PERIOD                                  33,864            137,660          239,138           35,508
                                                     -----------        -----------        ---------        ---------
CASH AND CASH EQUIVALENTS -
     END OF PERIOD                                   $   188,496        $   268,384        $ 188,496        $ 268,384
                                                     ===========        ===========        =========        =========

                                              (5)

                             CIAO CUCINA CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    FOR THE FORTY WEEKS ENDED          FOR THE TWELVE WEEKS ENDED
                                                  OCTOBER 1, 1995   OCTOBER 6, 1996  OCTOBER 1, 1995  OCTOBER 6, 1996
SUPPLEMENTAL SCHEDULE OF
   NONCASH INVESTING AND
   FINANCING ACTIVITIES

Deferred landlord incentives received used to
   purchase leasehold improvements and
   equipment                                           $  196,972          $ 90,088          $28,000          $     0
                                                       ==========          ========          =======          =======
Conversion of short-term note into Series A
   Convertible Preferred Stock                         $  350,000          $      0          $     0          $     0
                                                       ==========          ========          =======          =======
Conversion of Series A and B Convertible
   Subordinated Participating Income Notes
   into Series B Convertible Preferred Stock           $1,092,960          $      0          $     0          $     0
                                                       ==========          ========          =======          =======
Dividends accrued on Series A and B
   Convertible Preferred Stock                         $    6,887          $196,349          $ 3,219          $56,728
                                                       ==========          ========          =======          =======
Accretion of discount on issuance of Bridge
   Notes                                               $        0          $ 12,500          $     0          $ 6,250
                                                       ==========          ========          =======          =======
Issuance of Bridge Note for Deferred
   Financing Costs                                     $        0          $200,000          $     0          $     0
                                                       ==========          ========          =======          =======

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Cash paid for interest                                 $  197,103          $229,545          $86,005          $99,449
                                                       ==========          ========          =======          =======


                                      (6)

                             CIAO CUCINA CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

   In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 6, 1996, and the results of operations for the twelve weeks and forty weeks ended October 1, 1995 and October 6, 1996 and cash flows for the twelve weeks and forty weeks ended October 1, 1995 and October 6, 1996. Interim results are not necessarily indicative of results for a full year.

   The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1995. See the Company's Registration Statement on Form SB-2, File No. 333-5674.

2.  COMMITMENTS

   On July 1, 1996, the Company entered into a lease for a 6,755 square foot restaurant in Ft. Lauderdale, Florida. The restaurant will be located in Northport Marketplace Center, in close proximity to Broward County Convention Center and the Port Everglades Cruise Port.

                                       (7)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The Company is the owner and operator of restaurants serving authentic Mediterranean cuisine.

OVERVIEW

  The Company owns and operates five restaurants under the name "Ciao Baby Cucina". Three of the Company's five restaurants have been in operation for more than one year and two restaurants opened in February and March, 1996.

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1995 and 1996 third quarters (twelve weeks) ended on October 1, 1995 and October 6, 1996, respectively.

RESULTS OF OPERATIONS

   The following table sets forth, for the twelve weeks and the forty weeks ended October 1, 1995 and October 6, 1996, certain items from the Company's condensed Statement of Operations expressed as a percentage of net revenues.

                             CIAO CUCINA CORPORATION
                          STATEMENT OF OPERATIONS DATA

                                                                   FOR THE FORTY WEEKS ENDED         FOR THE TWELVE WEEKS ENDED
                                                             OCTOBER 1, 1995     OCTOBER 6, 1996  OCTOBER 1, 1995   OCTOBER 6, 1996
RESTAURANT REVENUES  (1)                                           100.0%                 100.0%           100.0%            100.0%

OPERATING EXPENSES
   Food and Beverage Costs                                          29.4%                  30.8%            31.5%             30.5%
   Restaurant Labor Costs  (2)                                      32.7%                  33.2%            44.1%             32.8%
   Occupancy and Other Restaurant Expenses  (3)                     33.5%                  26.2%            19.8%             23.6%
   General and Administrative Expenses  (4)                         11.8%                  11.4%            10.1%             10.6%
   Depreciation and Amortization                                    10.8%                  10.7%            14.2%             13.5%
                                                                    -----                  -----            -----             -----
      Total Operating Expenses                                     118.2%                 112.3%           119.7%            111.0%

LOSS FROM OPERATIONS                                               -18.2%                 -12.3%           -19.7%            -11.0%

OTHER INCOME (EXPENSE)
   Interest Expense                                                 -1.6%                  -3.7%            -1.5%             -1.8%
   Interest Income                                                   0.5%                   0.3%             0.6%              0.3%
   Other Income                                                      0.1%                   0.0%             3.1%              0.6%
                                                                     ----                   ----             ----              ----
      Total Other Expense                                           -1.0%                  -3.4%             2.2%             -0.9%

NET LOSS                                                           -19.2%                 -15.7%           -17.5%            -11.9%

Number of restaurants open at period end                               3                      5                3                 5

Number of mature restaurants (5)                                       2                      3                2                 3

---------------------------------------------

(1)  Revenues consist of restaurant food and beverage sales.

(2) Restaurant labor consists of hourly and management payroll, benefits and taxes.

(3) Occupancy and other restaurant expenses include rent, utilities, advertising, repairs and maintenance and operating supplies.

(4) General and administrative expenses include corporate salaries, benefits and taxes, rent, insurance, professional services and other expenses.

(5)  A mature restaurant is one which has been open at least 18 months.

                                      (8)

RESTAURANT REVENUES

  Restaurant revenues for the third quarter of fiscal 1996 exceeded restaurant revenues for the third quarter of fiscal 1995 by $826,204 an increase of 80.0%. Restaurant revenues year to date 1996 exceeded restaurant revenues year to date 1995 by $2,393,728 an increase of 66.8%. The increases for the quarter and year to date are due to the opening of two additional restaurants in the first quarter of 1996. Total restaurant seats for the company increased 83.4% with the opening of the two newest restaurant units in Memphis, TN and Cincinnati, OH. The Company's newest restaurants represent the prototypical restaurant units developed by the Company, incorporating store-front style gourmet coffee shops and bakeries adding an additional source of revenues to those units.

   Revenues of individual restaurants typically are affected by a number of factors. When a restaurant first opens, its novelty and freshness often lead to a period of high revenues. Generally this occurs during the first six months of a restaurant's initial operations. In the industry, this is referred to as a "honeymoon period." Following the "honeymoon period," restaurant revenues typically decline to a more realistic level reflecting continued business and mature operations. Thereafter, revenues are influenced by a number of factors, including competition by nearby restaurants, changes in marketing expenditures (and related changes in traffic counts) by malls in which a restaurant is located, scheduling of nearby special events, performance schedules of nearby theaters and renovation or construction activities in proximity to a restaurant. A review of revenues of the Company's mature restaurants (those which have been open more than 18 months), none of which are prototypical units as planned by the Company for its expansion, illustrate this pattern and are presented in the following table:

                                  1995                 1996
                                  ----                 ----
First Quarter (1) (2)          $  830,189          $  875,906

Second Quarter (2)                662,843             652,974

Third Quarter (3)               1,049,336             861,515

Year to Date (2)               $2,189,430          $2,127,867

(1)  First quarters are sixteen weeks, all other quarters are twelve weeks.
(2)  Includes 2 mature restaurants.
(3)  Includes 3 mature restaurants.

   The Company has a limited operating history. The base of mature restaurant units in the Company is small; only two in the first two quarters of 1995 and three in the third quarter of 1995. None of the mature restaurants are prototypical units as planned by the Company for its expansion.

   Same store sales for mature restaurants for the first quarter of 1996 increased $45,717 over 1995 an increase of 5.5%. Second quarter 1996 same store sales for mature restaurants decreased $9,869 as compared to 1995 or 1.4%. Third quarter 1996 same store sales for mature restaurants decreased $187,821 as compared to 1995 or 17.8%.

                                       (9)

   Two of the Company's mature restaurants which are not prototypical units have experienced a decline in same store sales particularly for the third quarter 1996, as compared to 1995, for the following reasons: One restaurant has experienced a rapid growth in competition in its market area. Thirteen new restaurants opened within a 1.5 mile radius of the location in 1993 and eleven additional restaurants were opened in the area in 1996. In addition, certain special events which are high traffic generators were held in the general vicinity of the restaurant in 1995, contributing to an increase in sales. In 1996, these events did not take place in the immediate area. The second restaurant has experienced a decrease in traffic count. A $25 million renovation of the mall, where the restaurant is located, was completed in 1995 accompanied by heavy marketing by mall ownership which increased traffic counts at that location. In 1996, the mall ownership reduced its marketing budget and mall traffic counts have been down. In addition, the two level, 30,000 square foot anchor store directly adjacent to the restaurant was unoccupied through the third quarter of 1996. The Company's third mature restaurant experienced an increase in same store sales for all quarters and year to date.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for the third quarter 1996 exceeded food and beverage costs for the third quarter 1995 by $241,330 or 74.4%. As a percentage of sales, food and beverage costs decreased from 31.5% to 30.5%. The increase in the cost of sales was attributable to the opening of two additional restaurants in the first quarter of 1996. The decrease in food and beverage costs as a percentage of revenues was attributable to efficiencies in purchasing achieved by corporate controls, menu re-engineering and training of purchasing personnel.

   On a year to date basis, food and beverage costs increased $785,909 or 74.5%. This increase in the cost of sales was also attributable to the opening of the two additional restaurants in 1996. As a percentage of restaurant revenues, food and beverage costs increased from 29.4% to 30.8% or an increase of 1.4%. This increase was attributable to inefficiencies occurring during the first months of operation of the new restaurants, caused by newly hired personnel needing the training necessary to achieve the corporate goals and standards for food and beverage costs.

RESTAURANT LABOR

   Restaurant labor for the third quarter 1996 increased $154,952 or 34.1% compared to the third quarter 1995. This increase was attributable to the opening of two additional restaurants in the first quarter of 1996. As a percentage of revenues, restaurant labor costs for the third quarter 1996 versus 1995 decreased from 44.1% to 32.8%. This decrease was due to efficiencies achieved by improved restaurant labor scheduling and labor planning.

   On a year to date basis, restaurant labor costs increased $815,968 or 69.6%. This increase was attributable to the opening of two additional restaurants in 1996. As a percentage of sales, restaurant labor costs remained relatively constant, increasing from 32.7% to 33.2% or an increase of 0.5%. The decrease in the third quarter was negated year to date by the inefficiencies of labor due to training, requiring more personnel than is normally necessary with a trained staff, during the first months of operation of the new restaurants.

                                      (10)

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for the third quarter of 1996 exceeded occupancy and other restaurant expenses for the third quarter of 1995 by $234,230 or 114.6%. This increase was primarily due to the opening of two additional restaurants in 1996. As a percentage of sales, occupancy and other restaurant expenses increased to 23.6% for the third quarter of 1996 from 19.8% for the third quarter of 1995 or an increase of 3.8%. This increase was attributable to a decline in sales as a result of the theater season affecting the two newest restaurants in downtown Cincinnati, OH and Memphis, TN. There were no major productions in the theater in downtown Cincinnati for the first five weeks of the quarter until the 1996/1997 Broadway Series commenced. In addition, the Orpheum theater in Memphis went through an expansion and renovation which postponed the theater season and the theater re-opened later than originally projected. There were no major productions in the Orpheum theater until after the end of the third quarter. In addition, downtown Memphis redevelopment projects have experienced construction delays postponing the opening of other high traffic generators, affecting restaurant revenues.

   For year to date 1996, occupancy and other restaurant expenses increased $365,614 over year to date 1995 due to the opening of two additional restaurants. As a percentage of revenues, occupancy and other restaurant expenses declined for year to date 1996 versus 1995 from 33.5% to 26.2%. This decrease is primarily due to higher sales volumes of the two restaurants opened in 1996 as compared to their fixed occupancy costs during the first 120 days of operation.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses for the third quarter 1996 increased over the third quarter of 1995 by $92,733 or 89.2%. Year to date 1996 general and administrative expenses increased over year to date 1995 by $257,192 or an increase of 61.0%. As a percentage of revenues, general and administrative expenses have remained relatively constant increasing from 10.1% third quarter 1995 to 10.6% third quarter 1996 and decreasing year to date from 11.8% for 1995 to 11.4% for 1996.

   The increases in general and administrative expenses for the quarter and year to date are attributable to the growth in corporate management and systems needed to manage increased numbers of restaurant units.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased $104,619 for the third quarter 1996 over third quarter 1995 or 71.5%. Depreciation and amortization increased $250,340 year to date 1996 over year to date 1995 or 64.7%. This increase is due to additional depreciation of assets acquired for the two new restaurants opened in 1996 and the amortization of pre-opening costs for these two units. Pre-opening costs are amortized over the first twelve months following the opening of a restaurant unit.

   As a percentage of sales, depreciation and amortization decreased slightly for the third quarter 1996 to 13.5% from 14.2% for the third quarter of 1995. Year to date depreciation and amortization decreased for fiscal 1996 to 10.7% from 10.8% for fiscal 1995. Depreciation and

                                      (11)
amortization from year to year remained relatively constant in spite of the increased amortization of pre-opening costs for the two new units because pre-opening amortization for the New Jersey restaurant was completed by the end of 1995 and amortization for the two new units did not commence until March of 1996.

LOSS FROM OPERATIONS

   The loss from operations for the third quarter of 1996 increased by $ 1,660 over 1995 or 0.8%. Year to date 1996, the loss from operations increased by $81,295 or 12.5%. These increases were primarily due to an increase in depreciation and amortization. As a percentage of sales, the loss from operations decreased in 1996 for the third quarter from 19.7% in 1995 to 11.0%. Year to date 1996, the loss from operations as a percentage of sales decreased from 18.2% in 1995 to 12.3%. The decrease in the loss from operations as a percentage of sales was due to increased total revenues and operating efficiencies achieved in all areas of the Company.

INTEREST EXPENSE

   Interest expense increased $19,003 for the third quarter 1996 compared to 1995 or an increase of 127.4% and year to date 1996 interest expense increased $167,589 compared to year to date 1995 or an increase of 300.9%. This increase both for the quarter and year to date is mainly due to the bridge note financing in the amount of $2,300,000 acquired in the first two quarters of 1996(see Liquidity and Capital Resources discussion).

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash requirements are for capital expenditures and operating expenses. Historically, the Company's primary sources of cash have been from operations, bank borrowing, and the issuance of subordinated debentures and preferred stock. The Company's cash flow before interest, taxes, depreciation and amortization for the third quarter 1996 increased from a negative cash flow of $56,664 to a positive cash flow of $46,295. Year to date 1996, the Company's cash flow before interest, taxes, depreciation and amortization improved from a negative $264,279 in 1995 to a negative $95,234. In 1996, the Company acquired $2,300,000 in bridge financing (net of financing costs) in anticipation of its initial public offering, to provide the Company with the funds necessary to complete its two newest restaurant units and to provide working capital. As of the end of the third quarter 1996 and prior to the Company's initial public offering, the Company's financing arrangements did not provide sufficient cash flow for continuing operating losses and the development and opening of the restaurant in Ft. Lauderdale, Florida, for which the Company has executed a lease agreement and for other expansion plans. In late November 1996, subsequent to the end of the third quarter, the Company completed the sale of 1,000,000 shares of its common stock at an initial public offering price of $7.00 per share.

   Net proceeds of the offering were approximately $6.1 million. Of this, approximately $2,900,000 was used to repay certain indebtedness. The balance of the net proceeds will be used for the development and opening of new restaurants and working capital. For further information concerning uses of funds, see "Outlook."

   In conjunction with the initial public offering, all outstanding shares of the Company's Series A and Series B preferred stock and an outstanding note in the principal amount of $150,000 were converted to common stock.

                                      (12)

   The Company historically has working capital deficiencies, which it believes are typical in the restaurant industry. As of October 6, 1996, the Company's current liabilities of $1,522,749 exceeded its current assets of $485,659, resulting in a working capital deficiency of $1,037,090. These deficiencies were due primarily to the current portion of certain indebtedness (which was repaid from the proceeds of the offering), the Company's ability to acquire favorable terms with its vendors and its aggressive growth strategy.

   Net cash used by operating activities decreased $419,284 year to date 1996 as compared to year to date 1995. This was due primarily to an increase in accounts payable and accrued expenses. The Company opened two new restaurants in 1996 and, as discussed above, the favorable terms acquired from the Company's vendors had a favorable impact over cash used by operating activities.

   Cash used in investing activities increased from $368,889 year to date 1995 to $1,900,517 year to date 1996 or $1,531,628. This increase is attributable to the expenditures for equipment and improvements for the two new restaurants opened in 1996.

   Cash flows from financing activities increased year to date 1996 by $1,088,436 over year to date 1995. This increase in financing activities was attributable to bridge loan financing acquired in the first quarter of 1996, which was repaid from the proceeds of the offering.

OUTLOOK

     THE STATEMENTS CONTAINED IN THIS OUTLOOK ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING AND ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO VARIOUS FACTORS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE EFFECT OF UNANTICIPATED COSTS OF EXPANSION, ADVERSE EFFECTS IF GROWTH IS NOT MANAGED PROPERLY, EXPOSURE TO COST FLUCTUATIONS, AVAILABILITY OF LABOR, COMPETITION FROM OTHER RESTAURANTS, CHANGING TRENDS, GOVERNMENT REGULATION, AVAILABILITY OF LOCATIONS WITH FAVORABLE LANDLORD INCENTIVES AND ABILITY TO SECURE REQUIRED PERMITS AND LICENSING.

   The Company expects to open its Ft. Lauderdale restaurant in April 1997. It is anticipated that the investment by the Company to build the Ft. Lauderdale restaurant will be approximately $539,500. The Company is negotiating a lease for a Cleveland, Ohio restaurant expected to open in May 1997. The Company contribution to the development of the Cleveland location is estimated at $400,000. The Company expects to open three other locations in 1997. These sites have not been firmly identified.

   The Company plans to renovate its oldest restaurant located in Harper's Point, OH, during the first two weeks in January 1997. This restaurant, after its renovation, will more closely resemble the Company's prototype restaurants in Memphis, TN and downtown Cincinnati, OH. The Company believes this renovation will create new customer interest at that location.

   The Company also plans to remodel its New Jersey restaurant in the first quarter of 1997 and to adjust the restaurant concept to better serve the New Jersey customer base and market.

   As noted above, the Company expects to open five restaurants during 1997 and estimates that approximately $2.6 million will be needed for the opening of these restaurants. The Company also expects that during 1997 it will spend approximately $200,000 for the capital improvements

                                      (13)
to its existing restaurants discussed above. The Company believes the remaining net proceeds from its initial public offering, along with cash flow from operations and developer leasehold incentives, will be sufficient both to meet operating expenses and capital expenditures for 1997 and to fund the costs associated with the opening of these five restaurants.

   For the longer term, the Company's goal is to expand to thirty restaurants by year-end 2000. The Company anticipates that additional bank and other financing will be needed to fund costs associated with the opening of these restaurants. If such financing is not available, or if the Company's assumptions regarding cash flow or landlord leasehold incentives prove incorrect, the Company would be required to curtail its expansion plans.

   The Company expects growth to continue in the restaurant industry as more and more people are consuming their meals away from home or taking prepared meals to the home. The Company's strategy is to provide high quality food and personal service at a reasonable price.

   The Company continues to search for additional locations in its target market for continued growth of the Company. The Company has received proposals for a second location in Cleveland, OH, a second location in South Florida and a second location in the DC metro area. The Company considered a proposal for a restaurant in Baton Rouge, Louisiana, but has decided not to proceed with this proposal.

  The restaurant business is seasonal by nature and the Company's strategy of locating its restaurants near high traffic generators is intended to attract customers who are already in the area for purposes other than a meal. Any seasonality associated with these high traffic generators could affect the level of sales for a particular unit.

   THE COMPANY EXPECTS THE FOURTH QUARTER OF 1996 TO GENERATE ITS HIGHEST LEVEL OF QUARTERLY SALES TO DATE. IN SPITE OF THE INCREASED LEVEL OF SALES, THE COMPANY EXPECTS TO CONTINUE TO SHOW A LOSS FOR THE FOURTH QUARTER AND THE YEAR. CERTAIN RESTRUCTURING COSTS, ESTIMATED TO BE $325,000, WILL BE EXPENSED IN THE FOURTH QUARTER. IN ADDITION, LOAN FEES AND THE VALUE OF WARRANTS ASSOCIATED WITH THE BRIDGE FINANCING, AGGREGATING APPROXIMATELY $250,000, WILL BE EXPENSED IN THE FOURTH QUARTER 1996.

                                      (14)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As discussed in the Company's Form SB-2 Registration Statement, the Company was added as a defendant in an Amended Counterclaim in litigation pending in the Superior Court of the District of Columbia, Notte Luna Limited Partnership et al. v. Capital Management and Development Corporation et al.(Civ. Div. No 0007600-95). This lawsuit has been settled on favorable terms to the Company. The settlement amount is not material to the Company.

ITEM 2.  CHANGES IN SECURITIES

                           N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

                           N/A

ITEM 5.  OTHER INFORMATION

                           N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           None

                                      (15)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CIAO CUCINA CORPORATION

Date:   January 2, 1997      By:
                                -----------------------------
                                Catherine C. Jetter
                                Executive Vice President and
                                Chief Financial Officer

                                      (16)