Form 10KSB
period 1996-12-29
CIAO CUCINA CORP
filed 1997-03-28
CIK 942659

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 1996
                                       or
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                        Commission file number: 000-21745

                             CIAO CUCINA CORPORATION

                      OHIO                                                               31-1357862
(State or other jurisdiction of incorporation)                             (I.R.S. Employer Identification No.)

               700 WALNUT STREET, SUITE 300, CINCINNATI, OH 45202
                    (Address of principal executive offices)

                                 (513) 241-9161
                          (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X        No
                   --------        ------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $ 7,787,631

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $6,638,724 as of March 1, 1997.

The issuer had 3,120,386 shares of Common Stock outstanding as of March 1, 1997.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format(check one): Yes       No    X
                                                              ---       -----

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I

         Item 1         Description of Business                                                   3

         Item 2         Description of Property                                                  11

         Item 3         Legal Proceedings                                                        12

         Item 4         Submission of Matters to a Vote of Security Holders                      12

PART II

         Item 5         Market for the Registrant's's Common Equity and
                          Related Stockholder Matters                                            12

         Item 6         Management's Discussion and Analysis or
                           Plan of Operation                                                     12

         Item 7         Financial Statements                                                     20

         Item 8         Changes In and Disagreements With Accountants
                           on Accounting and Financial Disclosure                                20

PART III

         Item 9         Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16(a) of the
                           Exchange Act                                                          20

         Item 10        Executive Compensation                                                   23

         Item 11        Security Ownership of Certain Beneficial Owners
                           And Management                                                        25

         Item 12        Certain Relationships and Related Transactions                           26

         Item 13        Exhibits and Reports on Form 8-K                                         28

                             CIAO CUCINA CORPORATION

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   The Company owns and operates five restaurants under the name "Ciao Baby Cucina," with locations in Washington, D.C., Hackensack, New Jersey, Cincinnati, Ohio (two restaurants) and Memphis, Tennessee. The restaurants serve authentic Mediterranean cuisine, primarily Northern Italian, with Greek, Spanish and French influences. Annual revenues for the Company have grown from $957,000 in 1991 to $7.8 million in 1996.

   The Company seeks to differentiate its concept by creating restaurants that couple the ambience, food quality and personal service associated with an individual upscale, "white tablecloth" restaurant with the efficiencies and cost effective management techniques of a centrally managed restaurant chain. The Company's management believes that its restaurants represent the "next generation" of restaurant chains which will be demanded by, and will be necessary to satisfy, the discriminating dining public in the twenty-first century. The Company's operating and development strategies include orienting Company restaurants to the casual sophistication favored by the growing "baby boom" customer market and locating restaurants in proximity to arts and entertainment facilities, convention centers or other high traffic generators which are frequented by these targeted customers.

   The following table provides information about the Company's current restaurants:

                                           SQUARE                  RESTAURANT
LOCATION                                   FOOTAGE                 SEATS                DATE OPENED
--------                                   -------                 -----                -----------
Cincinnati, Ohio..................         3,869                   132                   April 15, 1991
  (Harper's Point)

Washington, DC....................         7,147                   165                   August 30, 1993

Hackensack, New Jersey............         8,074                   206                   November 16, 1994

Memphis, Tennessee................         6,448                   208                   February 29, 1996

Cincinnati, Ohio..................         7,925                   212                   March 19, 1996
  (downtown)

HISTORY

   Ciao Cucina Corporation is an Ohio corporation formed by Carl A. Bruggemeier and others to develop and own moderately-priced, contemporary restaurants serving Mediterranean cuisine. The Company's original name was Don Carlo Inc. In late 1993, Fire in the Kitchen, Inc. ("FITK"), an Ohio corporation controlled by Mr. Bruggemeier, was merged into the Company, with the FITK shareholders receiving an aggregate of 103,762.7 shares of the Company's Common Stock in exchange for all outstanding shares of FITK common stock. FITK owned and operated the Cincinnati, Ohio, Harper's Point restaurant, opened in 1991. This restaurant was acquired by the Company in the merger.

   In March 1995, the Company issued 15,000 shares of Series A Preferred Stock to Blue Chip Capital Fund Limited Partnership ("Blue Chip LP") in exchange for cancellation of $350,000 of outstanding indebtedness and an additional investment of $1,150,000 by Blue Chip LP. At the same time, the holders of $1,092,960 aggregate principal amount of other outstanding indebtedness exchanged notes held by them for 1,584 shares of the Company's Series B Preferred Stock. The conversion ratios were determined by arms length negotiations among Blue Chip LP, the Company and certain representatives of the outstanding note holders and were agreed to by the Company and all but two note holders (the note issued to one such note holder is still outstanding). All outstanding shares of Preferred Stock converted automatically to shares of Common Stock at the closing of the Company's initial public offering on the basis of 54.235 and 348.7 shares of Common Stock, respectively, for each outstanding share of Series A and Series B Preferred Stock. During 1996, Blue Chip LP and other investors loaned the Company an aggregate of an additional $2,300,000 to finance the Company's expansion and operations in contemplation of the initial public offering and received warrants to purchase 249,990 shares of Common Stock at a price of $7.00 per share (the "Bridge Financing Warrants").

   The Company completed the initial public offering (the "Offering") of 1,000,000 shares of its Common Stock, at a price of $7.00 per share, on November 27, 1996. All bridge financing provided by Blue Chip LP and other investors and all indebtedness of the Company to its bank were repaid from the net proceeds of the Offering. The balance of the net proceeds of the Offering was retained for the development and opening of new restaurants and for working capital.

   As noted above, all outstanding shares of Preferred Stock were converted to shares of Common Stock upon closing of the Offering. In addition, one of the two notes not previously converted to Preferred Stock was converted voluntarily by its holder to shares of Common Stock during the first quarter of 1997.

   The Company was incorporated on August 5, 1992. The Company's executive offices are located at 700 Walnut Street, Suite 300, Cincinnati, Ohio 45202, and its telephone number is (513) 241-9161.

CURRENT YEAR'S DEVELOPMENTS

  Two of the Company's five restaurants opened during the first quarter of 1996. These two restaurants are located in Memphis, Tennessee and Cincinnati, Ohio. The Memphis, Tennessee restaurant is located in downtown Memphis in the newly constructed Peabody Place on Main Street in close proximity to the Orpheum Theater and Beale Street. The Cincinnati, Ohio restaurant is located in downtown Cincinnati across the street from the city's Aronoff Center for the Arts.

   On July 1, 1996, the Company entered into a lease for a 6,755 square foot restaurant in Ft. Lauderdale, Florida. The restaurant will be located in Northport Festival Marketplace Center, in close proximity to the Broward County Convention Center and the Port Everglades Cruise Port.

   Since mid-1996, the Company has been in negotiations to lease space from the Playhouse Square Foundation of Cleveland, Ohio, a nonprofit entity, or an affiliate (together, "PSF"), to develop an approximately 5,700 square foot restaurant and 11,500 square foot banquet facility at Cleveland's Playhouse Square Center, the heart of the redeveloped theater district. The currently projected opening budget is approximately $3.2 million. It is anticipated that the Company will be responsible for $400,000 of the opening costs. It also is anticipated that PSF will contribute $300,000 as a tenant improvement allowance and obtain the remaining $2.5 million through one or more loans and tax credits, which $2.5 million also will be advanced as an additional tenant improvement allowance. Ciao Playhouse, Inc., a wholly-owned subsidiary of the Company ("Ciao Playhouse"), will be the tenant and will pay base rent in an amount necessary to amortize the portion of the $2.5 million tenant improvement allowance that will be a loan to PSF. Ciao Playhouse also will pay PSF percentage rent equal to 50% of Ciao Playhouse's net income, after deducting base rent and a management fee payable to the Company equal to 5% of gross sales. During 1995 and 1996, Cleveland Playhouse Square attracted approximately 1 million patrons each year to its four theaters. A fifth theater is scheduled to open in late 1997. In December 1996, the Company funded Ciao Playhouse with $400,000 from the net proceeds of the Offering, in anticipation of the completion of arrangements for the Playhouse Square restaurant and banquet facility.

DEVELOPMENT STRATEGY

   The Company's development strategy is to locate its restaurants close to arts and entertainment facilities, convention centers or other high traffic generators which are anticipated to provide a readily accessible customer base. Examples to date are the location of the Memphis, Tennessee restaurant near the Orpheum Theater and Beale Street, the downtown Cincinnati site across the street from the Aronoff Center for the Arts, the projected Cleveland Playhouse Square Center location and the Ft. Lauderdale, Florida location (which is in very close proximity to the Broward County Convention Center and the Port Everglades Cruise
Port). The Company utilizes the services of a nationally-known real estate firm to assist with site selections and lease negotiations. Together, the Company and the firm have developed computer-driven site selection profiles for both urban and suburban locations for the Company's restaurants; these profiles evaluate approximately 100 different criteria, such as area demographics, traffic patterns and neighboring businesses.

   Development costs vary depending on the site of the restaurant. The Company believes that its reputation among the developer community has enabled it to attract favorable financing offers from developers of premier real estate projects and, based upon discussion to date, that it will be able to enter into similarly advantageous future arrangements. As set forth below, to date the Company has been successful in obtaining tenant improvements and other developer contributions which have substantially limited Company capital commitments for each restaurant.

                                              COST PER RESTAURANT(1)
                                     --------------------------------------
                                       COMPANY                  DEVELOPER
                                     CONTRIBUTION             CONTRIBUTION
                                     ------------             ------------
EXISTING RESTAURANTS:

Cincinnati, Ohio                     $   528,000              $    84,600
   (Harper's Point)

Washington, D.C.                     $   646,500                (2)

Hackensack, New Jersey               $   597,000              $ 1,138,000

Memphis, Tennessee                   $   785,000              $   705,000

Cincinnati, Ohio                     $ 1,240,000(3)           $   550,000
    (downtown)

PROPOSED RESTAURANTS:

Cleveland, Ohio (4)                  $   400,000              $ 2,800,000

Ft. Lauderdale, (4)                  $   539,500(5)           $   675,500
     Florida

----------

(1) Consists of leasehold improvements, restaurant equipment, computer equipment and furniture, fixtures, china, flatware and glassware and pre-opening expenses. See Notes 1 and 3 to Financial Statements.

(2) The Company took over a fully equipped restaurant location in Washington, D.C., with no "key-money." Therefore, total developer costs are not quantifiable in this instance.

(3) Includes $150,000 of developer-provided financing.

(4) The Company has entered into a lease for the Ft. Lauderdale restaurant. The Cleveland restaurant is contingent upon successful lease negotiations, which may not occur. Projected costs are based upon management's best current estimates; actual costs could vary significantly.

(5) Includes $169,000 of developer-provided financing.

   The Company anticipates that future restaurants will be similar in size to its two newest restaurants, ranging from approximately 6,000 to 8,000 square feet with indoor seating for 165 to 220 people. The Company's strategy is to utilize existing buildings for new units in lieu of free-standing construction. Complete restaurant development typically takes eight to twelve months and encompasses site selection, lease negotiation, restaurant design, production of contract documents, licensing and permitting, contractor selection, construction, installation of furniture, fixtures and equipment, hiring and training of restaurant staff and various pre-opening activities. The Company's senior management oversees all aspects of restaurant development and works closely with the development community, the Company's designers, architects, contractors and kitchen and bar equipment suppliers. To date, the Company has utilized an unrelated Cincinnati, Ohio based construction firm as either the construction manager or general contractor for all of its restaurants; the Company currently expects to maintain this relationship for future restaurants.

OPERATIONS

   Ciao Baby Cucinas are moderately priced full-service restaurants. All restaurants are open six or seven days a week for dinner and Monday through Friday for lunch. The Company's newest, prototype restaurants in downtown Cincinnati and Memphis feature store-front style gourmet coffee shops and bakeries which are open during breakfast hours.

   Ciao Baby Cucina ambience equates to casual comfort with understated sophistication. Its focal point is the exhibition kitchen, readily visible from the dining areas to allow patrons to watch chefs at work. The decor offers a blend of classic and modern features, incorporating cypress wood and tiled floors, granite-topped bars, copper and mosaics and soft green and terra-cotta colors, to provide a contemporary Mediterranean atmosphere. Bottles of infused olive oils form centerpieces for the tables and a variety of freshly baked breads is furnished shortly after a customer is seated.

   Ciao Baby Cucinas feature a wide array of appetizers, salads, pizzas, pastas, entrees and other dishes. The Company offers its patrons high quality food consistently prepared, generous portions and a level of service typical of much higher priced fine dining restaurants. Gourmet pizzas, available with a variety of toppings, including veal sausage, proscuitto, wild mushrooms, goat cheese, grilled radicchio, sun dried tomatoes, grilled eggplant, pine nuts and fresh basil, and homemade pasta dishes are the signature items of the Ciao Baby Cucina restaurants.

   Freshness, quality and creativity are emphasized. Menu modifications are made as new dishes are added to pique customers' interest. Entree prices typically range from $6.95 to $11.95 for lunch and $8.95 to $18.95 for dinner (with the exception of somewhat higher prices in the Washington, D.C. market). The Company's restaurants offer an extensive variety of premium American and Italian wines both by the bottle and by the glass. Each restaurant also offers an extensive array of premium alcoholic and non-alcoholic beverages.

CONTROLS

  The Company has extensive policies and procedures regarding the operations of individual restaurants. Senior executives work directly with restaurant general managers and executive chefs on a daily basis to emphasize menu development, control of food, beverage and labor costs, marketing, special promotions and revenue enhancement. In addition to their daily oversight activities, the corporate officers conduct formal, quarterly management operational reviews of each restaurant. These reviews encompass food quality, bar operations, wine list, staffing, training, housekeeping standards, preventive maintenance programs and profit and loss analysis. The bonus programs for general managers and executive chefs are based, in part, upon the results of these reviews.

   Each restaurant is managed by a general manager who has direct responsibility for the financial performance of the restaurant and who oversees restaurant operations, including kitchen, personnel, marketing and compliance with Company procedures. Period sales and purchasing forecasts are produced by the general manager for review by the corporate office. Within the guidelines established by corporate headquarters, the general manager has broad authority for day-to-day operations. The general manager is assisted by up to three assistant managers.

   The executive chef in each restaurant is responsible for operation of the kitchen, including training, food preparation, purchasing, inventory management and periodic analysis of labor and food costs. In addition, the executive chef is involved in the creation of daily specials in each menu category for both lunch and dinner. The executive chef is assisted in kitchen management by up to two sous chefs and a head baker. Members of management meet with the executive chefs on a regular basis to develop new menu items.

   The Company devotes considerable attention to controlling cash receipts and costs of food, beverage and labor, and utilizes a system with both proprietary and industry standard components to provide management with precise sales and cost analysis on a daily basis.

   Computerized processing of customer orders is used to enhance customer service, minimize the possibility of loss from employee theft or spoilage, control labor costs and provide information on the sales volume and overall profitability of each food and beverage item on the menu. To obtain food from the kitchen or a beverage from the bar, a dining room server must enter the order into computer terminals conveniently located throughout the dining area. The order prints in the kitchen or the bar, identified by table and seat number. The computer accumulates orders by server which must be accounted for at the end of the dining period with either cash or signed credit card receipts.

   Employees also clock in and out on these computer terminals. Each employee's department and rate of pay are maintained in the computer enabling management to review labor by department, including hours and dollars spent on a daily, weekly or bi-weekly basis. The daily labor reports assist managers in controlling labor costs.

   The Company maintains financial and accounting controls for each of its restaurants through the use of a personal computer network which accumulates all sales information and labor costs for each day from dining area computer terminals. These data are transferred daily to the Company's centralized accounting department for review and updating of the Company's general ledger. Credit card receipts are controlled through daily electronic deposits to the Company's central operating account. Cash deposits are made to local bank accounts, the balances of which are controlled by the Company's financial staff.

   As a result of the accounting controls and systems, each restaurant management team has current and precise information on sales, costs of sales and labor on a daily basis, which facilitates fine tuning of operations. Less profitable items on a menu can be quickly identified and, if desired, replaced with more profitable selections. The restaurant's role in the accounting cycle is that of data entry and processing of sales transactions, labor hours and labor dollars expended as well as the daily tracking of food and beverage costs. The Company's financial staff prepares period-end financial statements for each restaurant, manages payables and monitors accounting practices at all restaurants. Restaurant performance is evaluated relative to budgets which, depending on the revenue or cost category, are based on weekly or period standards.

PURCHASING

   The Company has firmly established corporate purchasing policies, both to control costs and to ensure the quality of the Company's menu offerings. Non-perishable supplies are purchased on a Company-wide basis after receipt of competitive bids. Perishable supplies are purchased locally by individual restaurants on essentially a daily basis under the direction of the restaurant's chef. These purchases are made from a list of approved vendors who are required each Friday morning to bid prices at which they will supply products to the Company for the following week. The

Company has established payment procedures with its vendors which, in effect, call for the Company to pay invoices an average of 35 days after receipt.

MARKETING

  The Company's marketing thrust is to create and sustain a reputation for highly innovative cuisine, personal service, excellent value and an ambience of high visibility and congeniality for its guests. The target customers of Ciao Baby Cucina restaurants are professional/business people, working couples, young adults and pre- and post-theater diners seeking a light meal or dessert.

   The Company focuses its marketing efforts more heavily on public relations than on paid advertising. A new restaurant typically hosts a charity event prior to or shortly after opening to build community relationships and to attract customers. Through its corporate office the Company directs national press relations and in-house marketing activities and coordinates the activities of public relations firms as needed for each restaurant.

   The Company has an in-house marketing program at both the restaurant and corporate levels. Each restaurant's management is responsible for promoting the restaurant through the use of "red phone cards" (which enable frequent customers to make priority reservations), frequent contacts with local hotels and their concierges, development of relationships with area businesses and organizations and the creation and implementation of individualized promotions targeted to holidays and local special events. These activities are supplemented by corporate-wide promotions, such as incentives for restaurant servers and for private party bookings, and marketing tools such as guest inserts, mini menus and comment cards.

COMPETITION

   In general, the restaurant business is highly competitive and can be affected by changes in the public's eating habits and preferences, local and national economic conditions, consumer spending habits, population and traffic patterns. Key competitive factors in the industry are the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the cleanliness and attractiveness of facilities. The Company faces competition from a number of restaurants, both locally-owned and those operated by national chains, some of which have substantially greater financial resources than the Company. The Company's strategy is to differentiate itself from its competitors by coupling the ambience, food quality and personal service associated with an individual upscale, "white tablecloth" restaurant with the efficiencies and cost-effective management techniques of a centrally managed restaurant chain.

SEASONALITY

   The restaurant industry in general is seasonal. The Company's strategy of locating its restaurants in proximity to arts and entertainment facilities, convention centers or other high traffic generators may vary normal seasonality based on the schedules of such facilities.

GOVERNMENT REGULATION

   Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control and health, safety and fire agencies in the state, county and municipality in which each restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. The Company earns substantial revenues from the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, and the consent of the licensing authority must be obtained before certain changes in ownership and/or control of the licensee may occur. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

  The Company may be subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company has never been named in a lawsuit involving "dram shop" statutes. The Company carries general liability policies in the amount of $1,000,000 per occurrence and $4,000,000 in the aggregate. This coverage is deemed by management to be sufficient.

   The Company's restaurant operations also are subject to federal and state minimum wage laws governing such matters as minimum wage to be paid per hour, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage could increase the Company's labor costs.

SERVICE MARKS AND PROPRIETARY INFORMATION

   The Company has registered the trade name "CIAO BABY" with the Ohio Secretary of State and has acquired the registered service mark "CIAO!" in the State of Tennessee. The Company has not obtained federal registration of any name or mark. The Company's registrations in Ohio and Tennessee place on record the Company's claimed dates of first use of the marks registered in those states. Hampden, Inc., a Colorado corporation unaffiliated with the Company, operates a restaurant in Denver, Colorado using the "Ciao! Baby" name and has registered the service mark "Ciao! Baby" with the U.S. Patent and Trademark Office. As a result, and assuming the validity of its registration, under federal law Hampden possesses the right to enjoin the Company's use of "Ciao! Baby" in any geographical market where the Company operates a restaurant if and when Hampden enters that market. Currently, Hampden has not entered a geographical market in which the Company presently operates or plans to open a restaurant.

   The Company has been contacted by Hampden, Inc., asking the Company to discontinue using the "Ciao Baby" name. The Company is contemplating changing the name of its restaurants to "Ciao Cucina" and has applied for a federal registration of this service mark. The Company believes the "Ciao Cucina" name to be as beneficial to the Company as "Ciao Baby" in its efforts to create demand for and awareness of its restaurants. If the Company were prevented from using the "CIAO BABY" mark, the Company believes it is not likely to have a material adverse effect.

EMPLOYEES

  At February 23, 1997, the Company employed 220 persons, 153 of whom were employed on a full-time basis (30 hours per week or more), including 25 management personnel. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

   On July 1, 1996, the Company relocated its executive offices to approximately 5,300 square feet of newly leased space in the building that also houses its downtown Cincinnati restaurant. Approximately 2,900 square feet of space previously occupied by the Company as administrative offices has been sublet for the remainder of the term of the lease, which expires in 1999.

   Currently, the Company operates a total of five restaurants, all of which are located in leased premises. Two of these restaurants are located in Cincinnati, Ohio, one at Harper's Point, the other in downtown Cincinnati. The remaining restaurants are situated in Washington, D.C., Hackensack, New Jersey, and Memphis, Tennessee. In addition, the Company has entered into a lease for a site in Ft. Lauderdale, Florida. The table below presents certain information concerning the Company's existing restaurant leases. In addition, the Company is negotiating a lease in Cleveland, Ohio. All of the Company's restaurant facilities are well maintained and suitable for their current and reasonably foreseeable uses. In January 1997, the Company completed renovation of its original Cincinnati (Harper's Point) restaurant to update its decor in line with that of the Company's two newest restaurants.

                                               SQUARE
LOCATION             LEASE EXPIRATION          FEET       ANNUAL BASE RENT        PERCENTAGE RENT
--------             ----------------          ----       ----------------        ---------------

Cincinnati, Ohio     February 2001             3,869      $69,642                 6% of gross sales
(Harper's Point)     (no renewal option)                                          over specified
                                                                                  breakpoint

Washington, D.C.     March 2004                7,147      $261,104 increasing     6% of gross sales
                     (No renewal option)                  to $299,784             over increasing
                                                                                  breakpoints

Hackensack,          October 2004              8,074      $201,850                6% of gross sales
New Jersey           (5-year renewal option)                                      over specified
                                                                                  breakpoint

Memphis,             February 2012             6,448      $128,960 increasing     4.99% of gross sales
Tennessee            (no renewal option)                  to $199,888             over increasing
                                                                                  breakpoints

Cincinnati, Ohio     January 2011              7,925      $149,000 (subject to    6% of gross sales
(downtown)           (5-year renewal option)              annual CPI increase)    over increasing
                                                          plus 20% of operating   breakpoints
                                                          income (after deducting
                                                          5% of gross sales) up to a
                                                          maximum of $600,000 over
                                                          the lease term.

Ft. Lauderdale,      10 year-term              6,755      $202,650 (subject to    7% of gross sales
Florida              commencing 120 days                  annual CPI increase)    over specified
                     after certificate of occupancy       plus repayment of a     breakpoint; 8% of
                     obtained (two 5-year renewal         $169,000 loan over      gross sales over
                     options)                             the lease term with     specified breakpoint
                                                          interest at 10%.

ITEM 3. LEGAL PROCEEDINGS

   In August 1996, the Company was added as a defendant in an Amended Counterclaim in litigation pending in the Superior Court of the District of Columbia, Notte Luna Limited Partnership et al. V. Capital Management and Development Corporation et al.(Civ. Div. No. 0007600-95). Notte Luna, a Washington, D.C. restaurant, engaged Capital Management and Development Corporation ("CMDC") to manage its restaurant. Alleging poor performance and defaults in the management agreement, Notte Luna terminated the CMDC management agreement, engaged the Company to manage the restaurant and sued CMDC. The Company managed the restaurant from March 4, 1995 to April 21, 1996. CMDC brought a counterclaim against the Company alleging conspiracy to induce Notte Luna to terminate its contract with CMDC, as well as slander and interference with contract and business relationships, and claiming $6,000,000 in compensatory and $6,000,000 in punitive damages. During the fourth quarter, the Company settled the litigation for $20,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   As of November 27, 1996, the Company's Common Stock trades on The Nasdaq SmallCap Market under the symbol "CIAO." The high and low sale prices as reported by Nasdaq for the fourth quarter of 1996 were as follows:

         High        7 3/4                     Low         5 1/4

   As of December 29, 1996, the Company had 61 shareholders of record. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future.

   All information required by Item 701 of Regulation S-B (Recent Sales of Unregistered Securities) for fiscal year 1996 prior to completion of the Company's initial public offering on November 27, 1996 was provided in Item 26 of Part II of the Company's Registration Statement on Form SB-2, No. 333-5674. There were no such sales in 1996 subsequent to the initial public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's 1995 and 1996 fiscal years ended on December 31, 1995 and December 29, 1996, respectively.

   The selected historical financial data presented below as of December 25, 1994, December 31, 1995 and December 29, 1996 and for the fiscal years 1994, 1995 and 1996 are derived from the financial statements of the Company which have been audited by Joseph Decosimo and Company, PLL, independent certified public accountants. The financial data as of December 29, 1991, December 27, 1992 and December 26, 1993 and for fiscal years 1992 and 1993, are derived from the Company's unaudited financial statements. In the opinion of management, the financial data reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such data. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this Form 10-KSB.

                                                                       FISCAL YEAR
STATEMENT OF OPERATIONS DATA:                      1992       1993       1994       1995       1996
                                                   ----       ----       ----       ----       ----
                                               (dollars and shares in thousands, except per share data)
     Restaurant revenues                         $ 1,080    $ 1,870    $ 3,273    $ 4,779    $ 7,787
     Restaurant costs and expenses                  (935)    (1,737)    (3,008)    (4,548)    (7,154)
     Depreciation and amortization                   (86)       (90)      (259)      (460)      (782)
RESTAURANT OPERATIONS                                 59         43          6       (229)      (149)
     Interest expense                                (54)      (102)      (259)       (72)      (469)
     Other income (expense)                          (23)         0        (52)         3         28
     General and administrative                      (91)      (377)      (365)      (604)      (985)
     Restructuring costs                               0          0          0          0       (517)
     Loss on disposal of assets                        0          0          0          0        (47)
Net loss                                            (109)      (436)      (670)      (902)    (2,139)
     Net loss per common and
       equivalent share                            (0.14)     (0.55)     (1.16)     (1.94)     (2.96)

     Weighted average number of common
        and equivalent  shares outstanding           794        794        576        570        806

OPERATING DATA:

     Number of restaurants open at period
       end                                             1          2          3          3          5

     Number of mature restaurants (1)                  1          1          1          2          3

     Average revenue per mature restaurant (2)   $ 1,080    $ 1,071    $ 1,139    $ 1,462    $ 1,345


(1) A mature restaurant is one which has been open at least 18 months.

(2) Includes the Company's first, and smallest, restaurant which opened in April 1991.


                                             AS OF FISCAL YEAR END
                                             -- -- ------ ---- ---
                                   1992       1993       1994       1995      1996
                                   ----       ----       ----       ----      ----
BALANCE SHEET DATA:                                 (in thousands)

Working capital                    $(165)   $  (406)   $(2,387)   $  (850)   $2,002

Total assets                         594      1,728      2,818      3,886     8,303

Long-term obligations, including
 current portion                     457      1,985      2,131      3,368       109

Shareholders' equity (deficit)      (116)      (832)    (1,508)    (2,616)    4,429

RESULTS OF OPERATIONS

   The following table sets forth, for the fiscal years ended December 31, 1995 and December 29, 1996, certain items from the Company's consolidated Statement of Operations expressed as a percentage of net revenues.

                                                        FISCAL YEAR ENDED              FISCAL YEAR ENDED
STATEMENT OF OPERATIONS DATA:                           DECEMBER 31, 1995              DECEMBER 29, 1996
                                                        -------- --- ----              -------- --- ----
RESTAURANT REVENUES (1)                                       100.0%                     100.0%

OPERATING EXPENSES
   Food and Beverage Costs                                     29.5                       30.6
   Restaurant Labor Costs (2)                                  32.4                       33.6
   Occupancy and Other Restaurant Expenses (3)                 33.3                       27.7
   Depreciation and Amortization                                9.6                       10.0
                                                                ---                       ----
      Total Operating Expenses                                104.8                      101.9

RESTAURANT OPERATIONS                                          (4.8)                      (1.9)

Interest Expense, net and other                                (1.4)                      (5.6)
General and Administrative Expenses (4)                       (12.6)                     (12.7)
Restructuring Costs                                             -                         (6.6)
Loss on Disposal of Assets                                      -                         (0.6)

NET LOSS                                                      (18.8)%                    (27.4)%


(1) Revenues consist of restaurant food and beverage sales.
(2) Restaurant labor consists of hourly and management payroll, benefits and taxes.
(3) Occupancy and other restaurant expenses include rent, utilities, advertising, repairs and maintenance and operating supplies.
(4) General and administrative expenses include corporate salaries, benefits and taxes, rent, insurance, professional services, travel and other expenses.

RESTAURANT REVENUES

   Restaurant revenues for fiscal year 1996 exceeded restaurant revenues for fiscal year 1995 by $3,008,889, an increase of 63.0%. The increase was due to the opening of two additional restaurants in the first quarter of 1996. Total restaurant seats for the Company increased 83.4% with the opening of the two newest restaurant units in Memphis, Tennessee and Cincinnati, Ohio. The Company's newest restaurants represent the prototypical restaurant units developed by the Company and planned to be used by the Company in its expansion; these units incorporate store-front style gourmet coffee shops and bakeries adding an additional source of revenues to those units.

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

Same store sales for mature restaurants decreased $178,743 or 6.1% for fiscal year 1996. Fiscal year 1996 was one week shorter than fiscal year 1995 due to the Company's use of a 52/53 week year; the 53rd week occurred in 1995.

   Two of the Company's mature restaurants which are not prototypical units (only one of which was mature for the entire fiscal year 1996) experienced a decline in same store sales, as compared to 1995, for the following reasons: One restaurant has experienced a rapid growth in competition in its market area. Thirteen new restaurants opened within a 1.5 mile radius of the location in 1993 and eleven additional restaurants were opened in the area in 1996. In addition, certain special events which are high traffic generators were held in the general vicinity of the restaurant in 1995, contributing to an increase in sales. In 1996, these events did not take place in the immediate area. The second restaurant has experienced a decrease in traffic count. A $25 million renovation of the mall, where the restaurant is located, was completed in 1995 accompanied by heavy marketing by mall ownership which increased traffic counts at that location. In 1996, the mall ownership reduced its marketing budget and mall traffic counts have been down. In addition, the two level, 30,000 square foot anchor store directly adjacent to the restaurant was unoccupied through the third quarter of 1996. The Company's third mature restaurant, which was mature for the entire fiscal year, experienced an increase in same store sales for fiscal year 1996 as compared to fiscal year 1995.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for fiscal year 1996 exceeded food and beverage costs for fiscal year 1995 by $972,935 or 69.0%. The 1996 increase in food and beverage costs was attributable to the opening of two additional restaurants in the first quarter of the year. As a percentage of sales, food and beverage costs increased from 29.5% to 30.6%. The percentage increase in costs was attributable to inefficiencies occurring during the first months of operation of the new restaurants, caused by newly hired personnel needing the training necessary to achieve the corporate goals and standards for food and beverage costs. As the Company continues to open new restaurants, this pattern is expected to continue.

RESTAURANT LABOR

   Restaurant labor for fiscal year 1996 exceeded restaurant labor costs for fiscal year 1995 by $1,067,484 or 68.9%. The increase, for fiscal year 1996, was attributable to the opening of two additional restaurants in the first quarter of the year. As a percentage of revenues, restaurant labor costs for fiscal year 1996 versus 1995 increased from 32.4% to 33.6%, an increase of 1.2%. The increase in labor cost percentage for the year was caused by inefficiencies of labor due to training and the need for more personnel during the first months of operation of new restaurants than is normally necessary with a trained staff. This pattern is expected to continue as new restaurants are opened.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for fiscal year 1996 exceeded occupancy and other restaurant expenses for fiscal year 1995 by $565,778 or 35.6%. As a percentage of sales, occupancy and other restaurant expenses decreased from 33.3% for fiscal year 1995 to 27.7% for fiscal year 1996 or a decrease of 5.6%. This decrease is primarily due to higher sales volumes of the two restaurants opened in 1996 as compared to their fixed occupancy costs during the first 180 days of operation and efficiencies achieved in other restaurant expenses.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased $322,194 for fiscal year 1996 over fiscal year 1995 or 70.1%. This increase was due to additional depreciation of assets acquired for the two new restaurants opened in 1996 and the amortization of pre-opening costs for these two units. Pre-opening costs are amortized over the first twelve months following the opening of a restaurant unit.

   As a percentage of sales, depreciation and amortization increased for fiscal year 1996 to 10.0% from 9.6% for fiscal year 1995. Depreciation and amortization from year to year remained relatively constant in spite of the increased amortization of pre-opening costs for the two new units because pre-opening amortization for the New Jersey restaurant was completed by the end of 1995 and amortization for the two new units did not commence until March 1996.

RESTAURANT OPERATIONS

   The loss from restaurant operations decreased from $228,740 in 1995 to $148,242 in 1996 or a decrease of $80,498. As a percentage of sales, the loss from restaurant operations decreased from 4.8% in 1995 to 1.9% in 1996.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses for fiscal year 1996 increased over fiscal year 1995 by $380,827 or an increase of 63.0%. As a percentage of revenues general and administrative expenses for fiscal year 1996 remained relatively constant increasing from 12.6% to 12.7%.

   The increases in general and administrative expenses for the year are attributable to the growth in corporate management, including increased compensation costs, and systems needed to manage increased numbers of restaurant units.

RESTRUCTURING COSTS

   The Company incurred certain restructuring costs associated with the Series A and Series B Preferred Stock and the bridge financing necessary to complete the construction of the Company's two newest restaurants and provide working capital prior to the Company's initial public offering. These costs, totaling $517,464, were expensed in the fourth quarter.

INTEREST EXPENSE

   Interest expense net of interest income increased $396,799 for fiscal year 1996, compared to 1995, or an increase of 547.2%. This increase for the year was mainly due to the bridge note financing in the amount of $2,300,000 acquired in the first two quarters of 1996 (see "Liquidity and Capital Resources").

NET LOSS

   The net loss, for fiscal year 1996, increased by $1,236,436 or 137.0%. The increase was due primarily to the restructuring costs of $517,464, an increase in depreciation and amortization and an increase in interest expense due to the bridge financing. As a percentage of sales, the net loss increased from 18.8% in 1995 to 27.4% in 1996.

   Eliminating the non-recurring items (the restructuring costs, the loss on disposal of assets and the increased interest expense from the bridge financing) the net loss as a percentage of sales would have decreased 3.7% to 15.1% for fiscal year 1996 versus 18.8% in 1995. This decrease was due to increased total revenues and operating efficiencies achieved in occupancy and other restaurant expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash requirements are for capital expenditures and operating expenses. Historically, the Company's primary sources of cash have been from operations, bank borrowing, and the issuance of subordinated debentures and preferred stock. The Company's cash flow increased from $103,796 in 1995 to $2,591,667 for fiscal year 1996. In 1996, the Company acquired $2,300,000 in bridge financing (net of financing costs) in anticipation of its initial public offering, to provide the Company with the funds necessary to complete its two newest restaurant units and to provide working capital. Prior to the Offering, the Company's financing arrangements did not provide sufficient cash flow for continuing operating losses and the development and opening of the restaurant in Ft. Lauderdale, Florida, for which the Company has executed a lease agreement, and for other expansion plans.

   In late November 1996, the Company completed the sale of 1,000,000 shares of its common stock at an initial public offering price of $7.00 per share. Net proceeds of the Offering were approximately $6.1 million. Of this, approximately $2,900,000 was used to repay certain indebtedness. The balance of the net proceeds will be used for the development and opening of new restaurants and working capital. For further information concerning uses of funds, see "Outlook."

   In conjunction with the Offering, all outstanding shares of the Company's Series A and Series B Preferred Stock and an outstanding note in the principal amount of $150,000 were converted to Common Stock. In addition, in February 1997, a subordinated convertible debenture in the amount of $50,000 was converted to shares of the Company's Common Stock at the initial public offering price of $7.00 per share. The Company historically has had working capital deficiencies, which it believes are typical in the restaurant industry. As of December 29, 1996, subsequent to the Company's initial public offering, the Company's current assets of $3,247,181 exceeded its current liabilities of $1,245,623 resulting in positive working capital of $2,001,558. The positive working capital is due to the cash balance of $2.7 million. The prior deficiencies in working capital were due primarily to the current portion of certain indebtedness (which was repaid from the proceeds of the Offering), the Company's ability to acquire favorable terms with its vendors and its aggressive growth strategy.

   Net cash used by operating activities increased $161,905 for fiscal year 1996 as compared to fiscal year 1995. This increase was due primarily to restructuring costs of $517,464, pre-opening costs expensed of $257,718 and the write-off of deferred financing costs of $219,319. Cash flow provided from restaurant operations before depreciation, amortization, restructuring, general and administrative expenses and interest expense was $633,501 for fiscal year 1996 compared to the cash flow from restaurant operations, before depreciation, amortization, general and administrative expenses and interest expense, for 1995 of $230,809. The Company opened two new restaurants in 1996 and, as discussed above, the favorable terms acquired from the Company's vendors had a favorable impact on cash used by operating activities.

   Cash used in investing activities increased from $394,627 for fiscal year 1995 to $2,221,445 for fiscal year 1996 or an increase of $1,826,818. This increase is mainly attributable to the expenditures for equipment and improvements for the two new restaurants opened in 1996 and the investment in Ciao Playhouse Inc.

   Cash flows from financing activities increased for fiscal year 1996 to $5,492,790 as compared to $1,016,196 for fiscal year 1995, or an increase of $4,476,594. This increase in cash flow provided by financing activities was attributable to the Offering.

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

   The Company expects to open its Ft. Lauderdale restaurant on July 1, 1997. It is anticipated that the investment by the Company to build the Ft. Lauderdale restaurant will be approximately $539,500. The Company is negotiating a lease for a Cleveland, Ohio restaurant expected to open on September 1, 1997. The Company's contribution to the development of the Cleveland location is estimated at $400,000. The Company expects to open three other locations in 1997. These sites have not been firmly identified. The Company is evaluating developer proposals for 1997 projects in the following locations: Pointe Orlando, Orlando, Florida; and Merrick Place, Coral Gables, Florida, developed by the City of Coral Gables. The Company is also considering, for 1997 sites, a second location in Cleveland, Ohio, and locations in Columbus, Ohio and the Ft. Myers/Naples area on the west coast of Florida.

   In selecting additional markets for expansion, the Company plans to focus on secondary or tertiary markets which are not currently served by large numbers of fine dining restaurants.

   The Company renovated its oldest restaurant located in Harper's Point, Ohio, during the first two weeks of January 1997. This restaurant, after its renovation, more closely resembles in decor the Company's prototype restaurants in Memphis, Tennessee and downtown Cincinnati,

Ohio. The restaurant's square footage remains the same. The Company believes this renovation will create new customer interest at that location.

   The Company also plans to remodel its New Jersey restaurant in the first quarter of 1997 and to adjust the restaurant concept to better serve the New Jersey customer base and market.

   As noted above, the Company expects to open five restaurants during 1997 and estimates that approximately $2.6 million will be needed for the opening of these restaurants. The Company also expects that during 1997 it will spend approximately $275,000 for the capital improvements to its existing restaurants discussed above. The Company believes the remaining net proceeds from its initial public offering, along with cash provided by operating activities and developer leasehold incentives, will be sufficient both to meet operating expenses and capital expenditures for 1997 and to fund the costs associated with the opening of these five restaurants.

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

   The Company expects growth to continue in the restaurant industry as more people consume their meals away from home or take prepared meals to the home. The Company's strategy is to provide high quality food and personal service at a reasonable price.

   The Company continues to search for additional locations in its target market for continued growth of the Company. The Company has received developer proposals projects in Auburn Hills, Michigan, at Great Lakes Crossing, developed by the Taubman Company; Arlington, Virginia, a project developed by Forest City Development Company; Hilton Head, South Carolina area; and a second location in Orlando, Florida, at The Marketplace at Oviedo Crossing, developed by The Rouse Company. The Company was considering a proposal for a restaurant in Baton Rouge, Louisiana, but during the fourth quarter, had decided not to proceed with this proposal.

  The restaurant business is seasonal by nature and the Company's strategy of locating its restaurants near high traffic generators is intended to attract customers who are already in the area for purposes other than a meal. Any seasonality associated with these high traffic generators could affect the level of sales for a particular unit.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report on Form 10-KSB:

                                                                                            Page

Report of Independent Accountants                                                            F-1

Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995                    F-2

Consolidated Statements of Operations for the Years Ended December 29, 1996,
   December 31, 1995 and December 25, 1994                                                   F-3

Consolidated Statement of Redeemable Equity and Shareholders' Equity (Deficit)
   for the Years Ended December 29, 1996, December 31, 1995 and December 25, 1994            F-4

Consolidated Statements of Cash Flows for the Years Ended December 29, 1996,
   December 31, 1995 and December 25, 1994                                                   F-5

Notes to Consolidated Financial Statements                                                   F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

   Pursuant to the Ohio General Corporation Law, as implemented by the Company's Certificate of Incorporation and By-Laws, all corporate powers are exercised, and the Company's business, property and affairs are managed by or under the direction of the Board of Directors. Directors of the Company are elected at the Annual Meeting of Shareholders. Currently there are six directors. Set forth below is certain information with respect to each director.

   CARL A. BRUGGEMEIER Mr. Bruggemeier, is a founder of the Company and is responsible for the development of the Ciao Baby Cucina concept. He has been President and Chief Executive Officer of the Company since its formation in 1992 and was President and Chief Executive Officer of Fire in the Kitchen, Inc. from 1990 until 1993. Mr. Bruggemeier has over twenty-five years of hospitality industry experience in high-volume, single-unit operations and multiple-unit concepts. Immediately prior to forming the Company, Mr. Bruggemeier was the President and Chief Operating Officer of Phoenix Food Service Corporation, a multi-dimensional food service corporation in Cincinnati, Ohio. Mr. Bruggemeier has also operated such high-volume, high-visibility restaurants as Tavern on the Green in New York City, the Potomac in Washington, D.C., Commander's Palace and Mr. B's Bistro in New Orleans, Brennan's of Houston and the

Star Line Cruise Corporation headquartered in Chicago, Illinois. He has been a director of the Company since 1990. Age 47.

CATHERINE C. JETTER Ms. Jetter has served as the Company's Executive Vice President/Chief Financial Officer, Treasurer and Assistant Secretary since 1996; she was Vice President-Finance and Secretary of the Company from 1993 until 1996. She was also Secretary of Fire in the Kitchen, Inc. prior to its merger with the Company. Ms. Jetter was formerly in public accounting and worked primarily as a consultant to small business, including but not limited to several restaurant companies. Prior to her employment with the Company, she acted as a consultant to the Company since its inception in 1990. Prior to her employment in public accounting, Ms. Jetter served as Assistant Treasurer of a publicly traded real estate investment trust. She has over twenty-five years experience in both public accounting and private industry, is a Certified Public Accountant, and holds a Bachelor of Science in Accounting from Florida Institute of Technology. She has been a director of the Company since 1996. Age 49.

   ROGER LIPTON Since February 1995, Mr. Lipton has been President of Lipton Financial Services, Inc., an investment banking firm specializing in the restaurant, franchising and retailing industries, and also has been employed by Axiom Capital Management, Inc., an NASD broker/dealer, where he is a Managing Director. From 1981 until 1995, he was a Managing Director of the Lipton Financial Services Division of Ladenburg, Thalmann & Co., Inc., an investment banking firm. Mr. Lipton has been a director of Boston Restaurant Associates, Inc. since December 1996. Mr. Lipton earned a Bachelor's Degree in Mechanical Engineering from Rensselaer Polytechnic Institute (1962) and an MBA at the Harvard Graduate School of Business Administration (1965). He has been in the investment banking industry since 1967, with the exception of 1976-1980 when he financed and operated a chain of fifteen fast food restaurants. Mr. Lipton has been a director of the Company since 1992. Age 56.

   MARVIN ROSENBERG Mr. Rosenberg is a principal in Towne Properties, a Cincinnati , Ohio real estate development business which he founded with others in 1961. He is a former Chairman and member of the Board of Directors of the Cincinnati Branch of the Federal Reserve Bank of Cleveland. Among other activities, he currently is a member of the Board of Directors of Acordia of Cincinnati, Inc., the Board of Visitors of the University of Cincinnati College of Law and the Board of Overseers of Hebrew Union College. Mr. Rosenberg is a graduate of the University of Illinois and the University of Cincinnati College of Law. Mr. Rosenberg has been a director of the Company since 1996. Age 63.

   RUSSELL C. WILES Mr. Wiles has been President of Heidelberg Distributing Company, a distributor of premium beers and wines, since 1993 and President of Ohio Valley Wine Co., Inc., a distributor of fine wines, of which he was a co-founder, since 1989. He is also the majority owner and general partner of C&W Investments, which is primarily involved in owning and managing commercial warehousing in the Cincinnati, Ohio market. Mr. Wiles is a founder and chairman of the Cincinnati International Wine Festival, a nonprofit organization which raises funds for Cincinnati area charities, a director of public radio station WGUC and a member of the governing boards of other private companies and associations. Mr. Wiles has been a director of the Company since 1996. Age 58.

   JOHN H. WYANT Mr. Wyant has served as President of Blue Chip Venture Company, a venture capital investment firm which manages $56 million of committed capital for investment in privately held high growth companies, since its formation in 1992. From 1991 to 1992, Mr. Wyant served as Executive Vice President, Corporate Finance of Gradison & Co., a financial services firm, where his primary activity was the development and formation of Blue Chip

Venture Company. Mr. Wyant was initially trained in marketing with the Procter & Gamble Company and served in marketing and general management positions with Taft Broadcasting Company. Subsequently, he was Chief Executive Officer of Home Entertainment Network and Nutrition Technology Corporation, both venture capital-backed companies. Mr. Wyant holds a Bachelor of Arts from Denison University and a Juris Doctor from Salmon P. Chase College of Law. He has been a director of the Company since 1995 and also is a director of Zaring Homes, Inc., DIGEX, Incorporated and a number of privately held companies. Age 50.

EXECUTIVE OFFICERS

   The current executive officers of the Company are as follows:

Name                                                  Age          Title
----                                                  ---          -----
Carl A. Bruggemeier                                   47           Chairman of the Board, President
                                                                   and Chief Executive Officer

Catherine C. Jetter                                   49           Executive Vice President, Chief
                                                                   Financial Officer, Treasurer, Assistant
                                                                   Secretary and Director

Roger D. Taylor                                       45           Executive Vice President, Chief
                                                                   Operating Officer


Information about Mr. Bruggemeier and Ms. Jetter is given above.

   ROGER D. TAYLOR Mr. Taylor has been Executive Vice President and Chief Operating Officer of the Company since January 1997. From January 1989 to October 1991 and again from February 1993 to January 1997, Mr. Taylor was the Corporate Director of Food and Beverage for Columbia Sussex Corporation, a privately-held hotel operating company. From 1991 to 1993, Mr. Taylor was the Vice President of Operations for Willies Sports Cafes. From 1982 to 1988 Mr. Taylor was Vice President of Food and Beverage for Windegardner & Hammons Inc., a Cincinnati-based hotel management company. Mr. Taylor holds a Bachelor's Degree in Business from Sydney University in Australia.

   Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1996, except that a Form 3 was filed 2 days after its due date for the Company's Controller, Gary Salazar.

ITEM 10.  EXECUTIVE COMPENSATION
---- ---  --------- ------------

   SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain compensation paid by the Company to Mr. Carl A Bruggemeier. No other executive officer earned salary and bonus in excess of $100,000 for 1996.

                                           SUMMARY COMPENSATION TABLE
                                                                                   LONG TERM
                                            ANNUAL COMPENSATION                    COMPENSATION
                                            ------ ------------                    ------------
                                                                                   Securities    All Other
Name and Principal    Fiscal                                 Other Annual          Underlying    Compensation
    Position          Year      Salary ($)     Bonus($)      Compensation ($)(1)   Options (#)       ($)
    --------          ----      ------ ---     --------      ------------ ------   ------- ---       ---

Carl A. Bruggemeier   1996      $139,732       $100,000             -                14,250
President and Chief   1995      $116,154           -                -                    (2)
Executive Officer

(1) None, other than prerequisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.

(2) In March 1995 Mr. Bruggemeier entered into an amended Employment Agreement with the Company which provided for the grant of options to purchase 138,120 shares of Common Stock at the price of $1.45 per share. This Employment Agreement, including the options provided for (none of which was exercised), was canceled at the time of the Offering.

STOCK OPTIONS. The following tables set forth information regarding options granted during the year ended December 29, 1996, to Mr. Bruggemeier and held by him at fiscal year end. The Company has no outstanding stock appreciation rights
(SARs).

                                        OPTIONS GRANTS IN LAST FISCAL YEAR
                                        ------- ------ -- ---- ------ ----

                           NUMBER OF         % OF TOTAL
                           SECURITIES        OPTIONS
                           UNDERLYING        GRANTED TO          EXERCISE
                           OPTIONS           EMPLOYEES           OR BASE          EXPIRATION
NAME                       GRANTED(#)        IN FISCAL YEAR      PRICE($/SH)      DATE
----                       ----------        -- ------ ----      -----------      ----

Carl A. Bruggemeier         14,250                65%            $7.00            11/20/06

----------------------

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                           YEAR AND FY-END OPTION VALUES

                                                           NUMBER OF
                                                           SECURITIES             VALUE OF
                                                           UNDERLYING             UNEXERCISED
                                                           UNEXERCISED            IN-THE-MONEY
                                                           OPTIONS AT             OPTIONS AT
                                                           FY-END (#)             FY-END ($)
                     SHARES
                     ACQUIRED             VALUE            EXERCISABLE/           EXERCISABLE/
NAME                 ON EXERCISE(#)       REALIZED($)      UNEXERCISABLE          UNEXERCISABLE
----                 --------------       -----------      -------------          -------------

Carl A.                   -                   -            14,250/  -                - /  -
   Bruggemeier

DIRECTOR COMPENSATION

   During 1996, directors who were not employees of the Company received $500 for attending a Board of Directors meeting in December 1996, after the Company's initial public offering. Starting in 1997, directors who are not employees of the Company will receive $5,000 per year for serving as directors and members of committees, plus $500 for each Board of Directors meeting attended (including Board meetings held by telephone). Committee members will receive $500 per meeting attended, unless the meeting occurs on the same day as a Board meeting, in which case no separate fee will be paid. Employee directors are not separately compensated for their services as directors.

EMPLOYMENT AGREEMENTS

   The Company entered into an employment agreement dated August 1, 1996 with Carl A. Bruggemeier, President and Chief Executive Officer of the Company. The agreement provides for a base annual salary of $182,000 and for raises and cash bonuses (equal to at least 25% of base salary) as determined by the Company's Board of Directors depending upon the Company's achieving certain sales and profit goals established by the Board. The Employment Agreement also provides for miscellaneous compensation in the form of insurance and other benefits. The Employment Agreement is for a three year term and renews automatically for successive one year periods unless terminated by either party upon 180 days prior written notice. In the event of specified changes of control of the Company, Mr. Bruggemeier will have the right to terminate his employment and to receive a lump sum settlement equivalent to the then current value of the base salary payments to which he otherwise would be entitled for the remainder of the term of the agreement plus any bonus related to the then current fiscal year. Mr. Bruggemeier's right to be employed by or be engaged, directly or indirectly, by a person or entity in a "competitive business" (defined as any casual-theme restaurant located within 50 miles of a Company restaurant and having specified average customer check prices) is restricted during the term of the agreement and, under certain circumstances, for a year thereafter. In December 1996, the Board approved a cash bonus to Mr. Bruggemeier in the amount of $100,000 as compensation for services rendered in 1996.

   In December 1996, the Board approved an Employment Agreement with Roger Taylor dated December 2, 1996, which provides for an annual base salary of $109,200 and a signing bonus of $15,000. The agreement includes raises and cash bonuses (equal to at least 25% of base salary) as determined by the Company's Board of Directors depending upon the Company's achieving certain net earnings levels established by the Board. The agreement further provides for miscellaneous other compensation in the form of insurance and other benefits. The agreement is for a three year term and renews automatically for successive one year terms unless terminated by either party upon 90 days prior written notice. In the event of a sale of the Company, Mr. Taylor will have the right to terminate his employment and to receive a lump sum payment equivalent to the then current value of the base salary payments to which he would otherwise be entitled for the remainder of the term plus any bonus related to the current fiscal year. On January 2, 1997 the Compensation Committee authorized an increase in the base salary payable to Mr. Taylor to $125,000 and an increase in his signing bonus to $20,000.

   In December 1996, the Board authorized the execution of an Employment Agreement, effective December 4, 1996, with Catherine C. Jetter. The agreement provides for an annual base salary of $75,000, which may be increased in the discretion of the Board based upon the Company's achievement of net earnings goals established by the Company's Board and for cash bonuses in the discretion of the Board. The agreement is for a one year term and renews automatically for successive one year terms unless terminated by either party upon 30 days notice prior to expiration of the applicable term. In the event the Company is sold or consummates a merger in which it is not the surviving entity, Ms. Jetter will have the right to terminate her employment and receive a twelve month severance payment. The agreement further provides for miscellaneous other compensation in the form of insurance and other benefits. The Board also approved a cash bonus to Ms. Jetter in the amount of $15,000 as compensation for services rendered in 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

   As of March 1, 1997, there were 3,120,386 shares of the Company's common stock outstanding. The following table sets forth as of March 1, 1996, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each of the Company's shareholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each director and each executive officer named on the Summary Compensation Table, individually, and (iii) all directors and executive officers of the Company as a group.

                                                          BENEFICIAL OWNERSHIP (1)
                                                   -----------------------------------------
                                                   NUMBER OF                      PERCENT OF
NAME AND ADDRESS                                   SHARES                         TOTAL
----------------                                   ------                         -----

Carl A. Bruggemeier (2)                             292,007                        9.3%

Catherine C. Jetter                                   5,750                        *

Roger Lipton (2)                                    271,218                        8.7%

Marvin Rosenberg                                     43,747                        1.4%

Russell C. Wiles                                      1,000                        *

John H. Wyant (2)(3)                                966,983                       30.0%

Blue Chip Capital Fund Limited
   Partnership (2)                                  949,165                       29.5%

All directors and executive officers
   as a group (7 persons)                         1,580,705                       48.8%

* Less than 1%

(1) Includes shares which may be acquired upon exercise of presently exercisable stock options and warrants, and options and warrants exercisable within 60 days after March 1, 1997, in the following amounts: Mr. Bruggemeier, 14,250 shares; Ms. Jetter, 5,750 shares; Mr. Wyant, 100,000 shares; Blue Chip LP, 100,000 shares; and all directors and executive officers as a group, 120,000 shares.

(2) The address of Mr. Bruggemeier is 700 Walnut Street, Suite 300, Cincinnati, Ohio 45202; the address of Mr. Lipton is 399 Park Avenue, New York, New York 10022; and the address of Mr. Wyant and Blue Chip LP is 201 East Fifth Street, Cincinnati, Ohio 45202.

(3) Mr. Wyant disclaims beneficial ownership of all shares except to the extent of his pro rata interest therein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Board of Directors of the Company has adopted a policy requiring that any transactions, including loans, between the Company and its officers, directors, principal shareholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties and that any such transactions be approved by a majority of the disinterested members of the Company's Board of Directors.

   Described below are certain transactions and relationships between the Company and certain of its officers, directors and shareholders which have occurred during the last two fiscal years. The Company believes that the material terms of the various transactions were as favorable to the Company as could have been obtained from unrelated parties.

   In February 1994, the Company exercised an option to repurchase 77,692.5 shares of Common Stock from Mr. Bruggemeier for a price of $90,000; in payment, Mr. Bruggemeier accepted a demand promissory note in that amount, bearing interest at a bank's prime commercial rate plus 2%. In March 1995, this note was canceled and, in consideration of an additional $90,000 loaned to the Company by Mr. Bruggemeier, a new promissory note for $180,000, bearing interest at the prime commercial rate, was issued to him. The $34,000 principal balance owing on this note was paid in full in December 1996.

   In March 1995 the Company entered into a consulting agreement with Mr. Lipton pursuant to which he was entitled to fees of $50,000 per year. The amount of the consulting fee was determined by negotiations between the Company and Mr. Lipton. The services provided by Mr. Lipton included advice regarding the structuring of the Company's debt and equity financing and assistance in the development of the Company's concept and operating and expansion strategies. This consulting agreement terminated upon completion of the Offering and consulting fees due to Mr. Lipton in the amount of $58,651 were converted to 8,378 shares of the Company's Common Stock at the initial public offering price of $7.00 per share.

   In January 1995 Blue Chip LP loaned the Company $350,000 in return for a promissory note bearing interest at 10% per annum. This promissory note was personally guaranteed by Mr. Bruggemeier. On March 30, 1995, the Company, Blue Chip LP and Mr. Bruggemeier entered into a Stock Purchase and Shareholder agreement (the "Shareholder Agreement") pursuant to which the Company issued 15,000 shares of its Series A Preferred Stock to Blue Chip LP in exchange for cancellation of the January 1995 promissory note and guaranty (after payment of $7,188 of accrued interest) and an additional investment by Blue Chip LP of $1,150,000. The Series A Preferred Stock had a cumulative dividend rate of $10.00 per share per annum. The Series A Preferred Stock was convertible into 813,529 shares of Common Stock and was so converted upon consummation of the Offering. Additionally, upon consummation of the Offering, accrued dividends on the Series A Preferred Stock totaling $249,452 were converted to 35,636 shares of Common Stock at the initial public offering price of $7.00 per share.

   Pursuant to the Shareholder Agreement and prior to the Offering, the Company and Mr. Bruggemeier agreed to take all action necessary for the Company's Board of Directors to consist of three members, one of whom would be named by Blue Chip LP and the others of whom would be Messrs. Bruggemeier and Lipton. In accordance with this agreement, Mr. Wyant became a director of the Company on March 30, 1995. Also in accordance with the Shareholder Agreement, the Company entered into a Consulting Agreement with Blue Chip Venture Company, an Ohio corporation and the general partner of Blue Chip LP ("Blue Chip Venture"), on March 30, 1995, pursuant to which Blue Chip Venture advised the Company with respect to financial matters, including the obtaining of additional debt and equity capital and the structuring of the initial public offering. Blue Chip Venture was entitled to receive fees of $18,750 per quarter for its services. The amount of the consulting fee was determined by arms length negotiations. The consulting agreement terminated upon consummation of the Offering and accrued consulting fees in the amount of $124,726 were converted to 17,818 shares of the Company's Common Stock at the initial public offering price of $7.00 per share. Mr. Wyant is President and a 50% stockholder of Blue Chip Venture and a limited partner in Blue Chip LP.

   In addition, the Shareholder Agreement (i) granted Blue Chip LP certain rights of first refusal in the event of a third-party offer to purchase shares of the Company's Common Stock from any shareholder; (ii) granted Blue Chip LP certain preemptive rights to purchase securities issued by the Company; (iii) required the prior written consent of Blue Chip LP before the Company could pay any dividends on its capital stock (other than the Series A Preferred Stock), amend its Articles of Incorporation, engage in any other business or in any material transaction outside the ordinary course of business, and enter into other specified transactions; and (iv) granted Blue Chip LP the right to register shares in the Company's initial and subsequent public offerings (which right was waived with respect to the Offering) and, on two occasions subsequent to the Offering, to demand registration of shares of Common Stock held by it. Blue Chip has released all of its rights under the Shareholder Agreement except for the registration rights.

   On February 7, 1996, Blue Chip LP loaned the Company $750,000 evidenced by a promissory note due March 8, 1996 bearing interest at 15% per annum. Blue Chip LP made subsequent loans to the Company of $250,000 on each of March 11, 1996 and July 29, 1996. On August 1, 1996, Blue Chip exchanged the principal amount of all three loans, plus $200,000 in loan fees owed by the Company, for a $1,450,000 principal amount secured note bearing interest at 10.35% per annum and due on the earlier of March 8, 1998 or within 10 days after closing of the Company's initial public offering. As further consideration, the Company also issued Bridge Financing Warrants to Blue Chip to purchase 100,000 shares of Common Stock, exercisable at $7.00 per share for a period of five years after closing of the Offering. The secured promissory note balance plus interest due was paid in full on November 27, 1996.

   Payment of the Company's obligations under the lease for its Cincinnati, Ohio restaurant at Harper's Point is personally guaranteed by Mr. Bruggemeier.

   Heidelberg Distributing Company and Ohio Valley Wine Co., of which Mr. Wiles is the President, sell beverage products to the Company. During fiscal years 1995 and 1996, purchases by the Company from these businesses were $82,766 and $225,555, respectively.

   Mr. Rosenberg is a principal of the entities from which the Company leases the space occupied by its executive offices and its two Cincinnati, Ohio restaurants. Aggregate lease payments by the Company for these properties for the fiscal years 1995 and 1996 were $76,111 and $274,249, respectively. In July 1995, Towne Investment Company, a Limited Partnership, of which Mr. Rosenberg is a partner, advanced the Company $150,000 for tenant improvements to its downtown Cincinnati, Ohio restaurant in exchange for a promissory note (the "Towne Note") convertible into 81,352 shares of the Company's Common Stock. The Towne Note was so converted at the time of the closing of the Offering and the shares were distributed from the Towne partnership 50% each to Mr. Rosenberg and another partner.

ITEM. 13 EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibit Index:

 Exhibit
   No.         Description
 -------       -----------
     3.1      Amended and Restated Articles of Incorporation *

     3.2      Code of Regulations *

    10.1      Stock Purchase and Shareholder Agreement dated March 30, 1995 among Blue Chip
              Capital Fund Limited Partnership, the Company and Carl A. Bruggemeier *

    10.2      Convertible Subordinated Participating Income Note Series B dated September 7,
              1993 between the Company and Peter E. Salas *

    10.3      Lease dated July 1, 1996 between Northport Marketplace, Ltd. and the Company *

    10.4      Lease dated April 29, 1996 between Hibben Building, Ltd. and the Company *

    10.5      Lease dated February 7, 1994 between the Kroger Co. and the Company *

    10.6      Lease dated July 28, 1995 between Hibben Building Associates and the Company *

    10.7      Lease dated October 24, 1994 between Gayoso House L.P. and the Company *

    10.8      Lease dated June 16, 1993 between JMB Income Properties, Ltd. and the Company *

    10.9      Lease dated March 22, 1993 between Washington Square Ltd. Partnership and the
              Company *

    10.10     Sublease dated November 14, 1990 between Towne Investment Co. and Fire in the
              Kitchen, Inc. *

    10.11     Warrant between the Company and Blue Chip Capital Fund Limited Partnership *

    10.12     Employment Agreement dated as of August 1, 1996 between the Company and Carl
              A. Bruggemeier *

    10.13     Employment Agreement dated as of December 4, 1996 between the Company and
              Catherine C. Jetter


    10.14     Employment Agreement dated as of December 2, 1996 between the Company and
              Roger D. Taylor

    21.       Subsidiaries of the registrant

    24.       Power of Attorney

    27.       Financial Data Schedule **

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 333-5674 and incorporated herein by reference.
** EDGAR filing only.

b.  Reports on Form 8-K:         None

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March 1997.

                                        CIAO CUCINA CORPORATION



                                   By: /s/ Carl A. Bruggemeier
                                   -------------------------------------
                                   Carl A. Bruggemeier
                                   President and Chief Executive Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of March 1997.



/s/ Carl A. Bruggemeier                            Chairman of the Board, President and Chief Executive
-------------------------------------              Officer
Carl A. Bruggemeier

/s/ Catherine C. Jetter                            Director, Executive Vice President/Chief Financial
-------------------------------------              Officer and Treasurer
Catherine C. Jetter

/s/ Gary a. Salazar                                Controller
-------------------------------------
Gary A. Salazar

/s/* Roger Lipton                                  Director
-------------------------------------
Roger Lipton

/s/* Marvin Rosenberg                              Director
-------------------------------------
Marvin Rosenberg

/s/* Russell C. Wiles                              Director
-------------------------------------
Russell C. Wiles

/s/* John H. Wyant                                 Director
-------------------------------------
John H. Wyant

* By Power of Attorney

/s/ Catherine C. Jetter
-------------------------------------
Catherine C. Jetter, Attorney in-Fact

                  (ON JOSEPH DECOSIMO AND COMPANY, LETTERHEAD)



             AN OHIO REGISTERED PARTNERSHIP HAVING LIMITED LIABILITY
--------------------------------------------------------------------------------
PRIVATE COMPANIES PRACTICE SECTION          MEMBER AICPA DIVISION FOR CPA FIRMS
SEC PRACTICE SECTION


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
CIAO CUCINA CORPORATION
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CIAO CUCINA CORPORATION and subsidiary as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, redeemable equity and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIAO CUCINA CORPORATION and subsidiary as of December 31, 1995 and December 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles.




                       /s/ Joseph Decosimo & Company, PLL





Cincinnati, Ohio
January 31, 1997

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                       DECEMBER 31,          DECEMBER 29,
                                                                                          1995                  1996
          ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                           $   137,660            $ 2,729,327
  Certificate of Deposit                                                                    -                    144,434
  Accounts Receivable                                                                      28,689                 42,377
  Inventories                                                                              46,074                 87,203
  Prepayments                                                                              22,836                243,840
                                                                                        ---------              ---------
     Total Current Assets                                                                 235,259              3,247,181

EQUIPMENT AND IMPROVEMENTS, net                                                         3,102,576              4,528,200

INTANGIBLE ASSETS, net                                                                    203,715                130,690

SECURITY DEPOSITS AND OTHER ASSETS                                                        344,174                396,560
                                                                                        ---------              ---------

TOTAL ASSETS                                                                          $ 3,885,724            $ 8,302,631
                                                                                        =========              =========

          LIABILITIES, REDEEMABLE EQUITY
            AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current Portion of Long-Term Debt                                                   $   449,638            $   103,006
  Accounts Payable                                                                        259,397                544,416
  Accrued Expenses                                                                        375,998                598,201
                                                                                        ---------              ---------
     Total Current Liabilities                                                          1,085,033              1,245,623
                                                                                        ---------              ---------

LONG-TERM LIABILITIES
  Notes Payable                                                                           184,335                  6,007
  Accrued Rentals                                                                         373,164                509,085
  Deferred Lease Incentives                                                             2,125,829              2,112,524
                                                                                        ---------              ---------
     Total Long-Term Liabilities                                                        2,683,328              2,627,616
                                                                                        ---------              ---------

REDEEMABLE EQUITY
  10% Series A Convertible Preferred Stock - $100 par value,
    15,000 shares authorized and issued for 1995                                        1,558,604                  -
  10% Series B Convertible Preferred Stock - $690 par value,
    1,740 shares authorized, 1,584 shares issued for 1995                               1,174,932                  -
                                                                                        ---------              ---------
     Total Redeemable Equity                                                            2,733,536                  -
                                                                                        ---------              ---------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock - no par value, 10,000,000 shares authorized; 794,355 shares
    issued for 1995 and 3,104,848 shares issued for 1996                                      750              9,179,195
  Additional Paid-In Deficit                                                           (1,767,372)            (1,647,372)
  Accumulated Deficit                                                                  (  714,551)            (3,102,431)
  Treasury Stock - 224,445 shares for 1995 stated at cost                              (  135,000)                 -
                                                                                        ---------              ---------
     Total Shareholders' Equity (Deficit)                                              (2,616,173)             4,429,392
                                                                                        ---------              ---------

TOTAL LIABILITIES, REDEEMABLE EQUITY
  AND SHAREHOLDERS' EQUITY (DEFICIT)                                                  $ 3,885,724            $ 8,302,631
                                                                                        =========              =========


    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                       YEARS ENDED
                                                                 DECEMBER 25,          DECEMBER 31,          DECEMBER 29,
                                                                    1994                  1995                  1996

RESTAURANT REVENUES                                             $ 3,273,083           $ 4,778,742            $ 7,787,631
                                                                  ---------             ---------              ---------

OPERATING EXPENSES
  Food and Beverage Costs                                           944,593             1,409,422              2,382,357
  Restaurant Labor Costs                                          1,049,802             1,548,678              2,616,162
  Occupancy and Other Restaurant Expenses                         1,013,734             1,589,833              2,155,611
  Depreciation and Amortization                                     259,044               459,549                781,743
                                                                  ---------             ---------              ---------
                                                                  3,267,173             5,007,482              7,935,873
                                                                  ---------             ---------              ---------

RESTAURANT OPERATIONS                                                 5,910            (  228,740)            (  148,242)

  Interest Expense, net                                          (  258,954)           (   72,510)            (  469,309)
  Other Income (Expense)                                         (   52,397)                3,083                 27,989
  General and Administrative Expenses                            (  364,849)           (  604,490)            (  985,317)
  Restructuring Costs                                                 -                     -                 (  517,464)
  Loss on Disposal of Assets                                          -                     -                 (   46,750)
                                                                  ---------             ---------              ---------

NET LOSS                                                         (  670,290)           (  902,657)            (2,139,093)

  Accretion of Dividends on Preferred Stock                           -                (  194,472)            (  236,499)
  Accretion of Discount on Preferred Stock                            -                (   10,105)            (   12,288)
                                                                  ---------             ---------              ---------

NET LOSS APPLICABLE TO
  COMMON STOCK                                                  $(  670,290)          $(1,107,234)           $(2,387,880)
                                                                  =========             =========              =========

NET LOSS PER COMMON SHARE                                       $(     1.16)          $(    1.94)            $(     2.96)
                                                                  =========             ========               =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                         576,384               569,910                806,041
                                                                  =========             =========              =========











    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF REDEEMABLE EQUITY

                       AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                                             REDEEMABLE EQUITY
                                                                      ---------------------------------

                                           SERIES A CONVERTIBLE             SERIES B CONVERTIBLE                TOTAL
                                             PREFERRED STOCK                   PREFERRED STOCK                REDEEMABLE
                                         SHARES            AMOUNT            SHARES        AMOUNT               EQUITY

BALANCE - December 26, 1993                 -          $     -                -         $     -              $     -
  Issuance of Note Payable
    for 77,692 Shares of
    Treasury Stock
  Net Loss
                                        -------         ----------        -------        ----------           ----------

BALANCE - December 25, 1994                 -                -                -               -                    -
  Issuance of Redeemable
    Equity                               15,000          1,435,999          1,584         1,092,960            2,528,959
  Reclassification of
    S Corporation Accumulated
    Deficit to Additional
    Paid-In Deficit
  Dividends Accrued On
    Redeemable Equity                                      112,500                           81,972              194,472
  Accretion of Discount on
    Redeemable Equity                                       10,105                                                10,105
  Net Loss
                                        -------         ----------        -------        ----------           ----------

BALANCE - December 31, 1995              15,000          1,558,604          1,584         1,174,932            2,733,536
  Issuance of Warrants Relating
    to Bridge Financing
  Dividends Accrued on
    Redeemable Equity                                      136,812                           99,687              236,499
  Accretion of Discount on
    Redeemable Equity                                       12,288                                                12,288
  Conversion of Preferred
    Stock to Common Stock               (15,000)        (1,707,704)       ( 1,584)       (1,274,619)          (2,982,323)
  Conversion of Consulting
    Fees to Common Stock
  Conversion of Debenture
    to Common Stock
  Issuance of Common Stock in
    Initial Public Offering
  Treasury Stock Canceled
  Net Loss
                                        -------         ----------        -------        ----------           ----------

BALANCE - December 29, 1996                 -          $     -                -         $     -              $     -
                                        =======         ==========        =======        ==========           ==========



    The accompanying notes are an integral part of the financial statements.

                                                         SHAREHOLDERS' EQUITY (DEFICIT)
                                                  ---------------------------------------------
                                                    ADDITIONAL                                                   TOTAL
                                                     PAID-IN                                                  SHAREHOLDERS'
                   COMMON STOCK                      CAPITAL          ACCUMULATED         TREASURY              EQUITY
            SHARES             AMOUNT               (DEFICIT)           DEFICIT             STOCK              (DEFICIT)

           794,355          $       750         $   127,327          $(  831,726)       $(   45,000)         $(  748,649)


                                                                                         (   90,000)          (   90,000)
                                                                      (  670,290)                             (  670,290)
         ---------            ---------           ---------            ---------          ---------            ---------

           794,355                  750             127,327           (1,502,016)        (  135,000)          (1,508,939)





                                                 (1,894,699)           1,894,699

                                                                      (  194,472)                             (  194,472)

                                                                      (   10,105)                             (   10,105)
                                                                      (  902,657)                             (  902,657)
         ---------            ---------           ---------            ---------          ---------            ---------

           794,355                  750          (1,767,372)          (  714,551)        (  135,000)          (2,616,173)

                                                     50,000                                                       50,000

                                                                      (  236,499)                             (  236,499)

                                                                      (   12,288)                             (   12,288)

         1,427,390            2,982,323                                                                        2,982,323

            26,196              183,372                                                                          183,372

            81,352              150,000                                                                          150,000

         1,000,000            5,997,750              70,000                                                    6,067,750
        (  224,445)          (  135,000)                                                    135,000                -
                                                                      (2,139,093)                             (2,139,093)
         ---------            ---------           ---------            ---------          ---------            ---------

         3,104,848          $ 9,179,195         $(1,647,372)         $(3,102,431)       $     -              $ 4,429,392
         =========            =========           =========            =========          =========            =========

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                      YEARS ENDED
                                                                 DECEMBER 25,          DECEMBER 31,          DECEMBER 29,
                                                                    1994                  1995                  1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $(  670,290)          $(  902,657)           $(2,139,093)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities -
    Depreciation                                                    132,335               275,259                469,492
    Amortization                                                    126,709               184,290                312,251
    Amortization of Lease Incentives                             (   22,916)           (  122,083)            (  189,091)
    Accretion and Write-Off of Notes
      Payable Discount                                                -                     -                     50,000
    Loss on Disposal of Assets                                        -                     -                     46,750
    Write-Off of Deferred Financing Costs                             -                     -                    219,319
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Accounts Receivable                                           6,624                11,254             (   13,688)
        Inventories                                              (   22,502)                1,622             (   41,129)
        Prepayments                                              (   46,182)               38,223             (  221,004)
      Increase (Decrease) in -
        Accounts Payable                                            126,577            (   44,515)               285,019
        Accrued Expenses                                            290,844            (  131,845)               405,575
        Accrued Rentals                                              69,158               172,679                135,921
                                                                  ---------             ---------              ---------
          NET CASH USED BY OPERATING ACTIVITIES                  (    9,643)           (  517,773)            (  679,678)
                                                                  ---------             ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Certificate of Deposit                                  -                     -                 (  144,434)
  Capital Expenditures                                           (  330,500)           (  123,620)            (1,766,080)
  Cash Paid for Intangible Assets                                (  188,512)           (  145,936)            (  258,545)
  Cash Paid for Security Deposits                                (   64,081)           (  125,071)            (   52,386)
                                                                  ---------             ---------              ---------
        NET CASH USED BY INVESTING ACTIVITIES                    (  583,093)           (  394,627)            (2,221,445)
                                                                  ---------             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in Bank Overdraft                              22,555            (   22,555)                 -
  Issuance of Long-Term Debt                                        720,575               628,038              2,257,200
  Repayment of Long-Term Debt                                    (  574,551)           (  675,286)            (2,882,160)
  Issuance of Redeemable Equity                                       -                 1,150,000                  -
  Payment of Preferred Stock Issuance Costs                           -                (   64,001)                 -
  Issuance of Common Stock                                            -                     -                  6,067,750
  Issuance of Warrants                                                -                     -                     50,000
                                                                  ---------             ---------              ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  168,579             1,016,196              5,492,790
                                                                  ---------             ---------              ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (  424,157)              103,796              2,591,667

CASH AND CASH EQUIVALENTS - beginning of year                       458,021                33,864                137,660
                                                                  ---------             ---------              ---------

CASH AND CASH EQUIVALENTS - end of year                         $    33,864           $   137,660            $ 2,729,327
                                                                  =========             =========              =========


The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                       YEARS ENDED
                                                                  DECEMBER 25,          DECEMBER 31,          DECEMBER 29,
                                                                     1994                  1995                  1996

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING
  ACTIVITIES
  Deferred Landlord Incentives Used to
    Purchase Leasehold Improvements
    and Equipment                                                 $ 1,128,618           $ 1,079,506          $   175,786

  Conversion of Short-Term Note Into
    Series A Convertible Preferred Stock                          $    90,000           $   350,000          $     -

  Conversion of Series A and B
    Convertible Subordinated
    Participating Income Notes Into
    Series B Convertible Preferred Stock                          $     -               $ 1,092,960          $     -

  Dividends Accrued On Series A and
    B Convertible Preferred Stock                                 $     -               $   194,472          $   236,499

  Accretion of Discount on Series A
    Convertible Preferred Stock                                   $     -               $    10,105          $    12,288

  Conversion of Series A and B
    Preferred Stock into Common Stock                             $     -               $     -              $ 2,982,323

  Issuance of Bridge Note for
    Deferred Financing Costs                                      $     -               $     -              $   200,000

  Conversion of Consulting Fees to
    Common Stock                                                  $     -               $     -              $   183,372

  Conversion of Participating Debenture
    to Common Stock                                               $     -               $     -              $   150,000

  Warrants Issued for Stock Issuance
    Costs                                                         $     -               $     -              $    70,000

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash Paid for Interest                                          $   168,565           $   210,292          $   503,800


    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

Description of Business - The Company develops, owns and operates certain restaurants which operate under the name "Ciao Baby" Cucina. During a portion of both 1995 and 1996, the Company also managed a restaurant in Washington D.C. under another name.

Restaurants affiliated with the Company or under development as of December 29, 1996, are summarized as follows:

                  LOCATION                                  YEAR OPENED                      STATUS

Cincinnati, Ohio (Harper's Point)                    1991                       Owned and operating
Washington, D.C.                                     1993                       Owned and operating
Hackensack, New Jersey                               1994                       Owned and operating
Memphis, Tennessee                                   1996                       Owned and operating
Cincinnati, Ohio (Downtown)                          1996                       Owned and operating
Fort Lauderdale, Florida                             1997 (est.)                Under development
Cleveland, Ohio                                      1997 (est.)                Under development

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ciao Playhouse, Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the last Sunday in December, which included 53 weeks in the fiscal year 1995 and 52 weeks in fiscal years 1996 and 1994. The first quarter consists of four four-week periods and each of the remaining three quarters consists of three four-week periods; the first, second and third quarters end 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

Cash and Cash Equivalents - The Company considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains, at a single financial institution, cash and cash equivalent accounts which have balances that may, at times, exceed federally insured amounts and which, at times, may significantly exceed balance sheet amounts due to outstanding checks.

Inventories - Inventories consist primarily of food, liquor and supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Equipment and Improvements - Equipment and improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Depreciation is provided using the straight-line method based on the estimated useful lives of the depreciable assets.

Intangible Assets - Intangible assets consist of licenses, organization costs and preopening costs and are amortized using the straight-line method over their estimated useful lives of 15 years, 5 years and 12 months, respectively.

Preopening costs consist primarily of payroll, training and other direct costs incurred prior to the opening of a new restaurant and are amortized using the straight-line method over the twelve month period subsequent to the date of opening.

The Company evaluates the recoverability of intangible assets at each balance sheet date based on forecasted future operations and undiscounted cash flows exclusive of capital investments and other subjective criteria. Based upon this information the carrying amount of these intangible assets is expected to be realized over the respective amortization periods.

Security Deposits - The Company had certificates of deposit totaling $337,500 as of December 31, 1995 and $381,413 as of December 29, 1996, at a single financial institution which were pledged to the Company's principal financial institution as collateral on letters of credit totaling $397,000 as of December 31, 1995 and $448,676 as of December 29, 1996. These letters of credit are provided to the Company's landlords in accordance with certain lease agreements.

Revenue Recognition - The Company recognizes revenues from its restaurant operations as earned on the close of each day's business.

Advertising - The Company expenses the costs of advertising as incurred. Advertising expense totaled $101,405 for 1994, $84,277 for 1995 and $226,200 for 1996.

Income Taxes - Income taxes are computed based on the provisions of SFAS 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between the book and tax bases of assets and liabilities for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law.

Prior to March 30, 1995, the Company, with the consent of its shareholders, had elected to be taxed as an S corporation under the provisions of Section 1362 of the Internal Revenue Code. The shareholders were personally liable for their proportionate share of the Company's federal and state taxable income; therefore, no provision or liability for federal and state income taxes was reflected in the financial statements.

Leases - The Company leases its restaurant facilities under operating lease agreements that generally provide for a base amount and a percentage of sales over a base amount. Generally these leases provide for escalating base lease payments over the terms of the leases and corresponding increases in the base amount applicable for the computation of percentage rents. For financial reporting purposes, the total amount of base rentals over the terms of the leases is charged to expense on the straight-line method over the lease terms. Rent expense in excess of lease payments is recorded as an accrued rental liability.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The Company generally receives substantial lease incentives from its landlords upon signing of its lease agreements. The proceeds of these lease incentives are principally used to purchase leasehold improvements for the leased location, and certain lease agreements provide that the proceeds from these incentives may be used to purchase restaurant furniture, fixtures and equipment, preopening costs and certain other items. These lease incentives are deferred and classified as a long-term liability and are amortized as a reduction of rent expense on a straight-line basis over the lease term.

Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common and Equivalent Share - Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from options and convertible debt and preferred stock are excluded from the computation as their effect is anti-dilutive.

Stock-Based Compensation - The Company accounts for compensation costs related to employee stock options in accordance with the requirements of Accounting Principles Board (APB) Opinion 25. APB Opinion 25 requires compensation costs for stock-based compensation plans to be recognized based on the difference, if any, between the fair market value of the stock on the date of the grant and the option exercise price. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair value-based method of accounting for compensation costs related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB Opinion 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in fiscal year 1996.


NOTE 2 - LIQUIDITY AND OPERATIONS

As disclosed in the accompanying consolidated financial statements, operations of the Company have produced net losses of $670,290, $902,657 and $2,139,093, and have used net cash of $9,643, $517,773 and $679,678 during 1994, 1995 and 1996, respectively; and, as of December 29, 1996, the Company had an accumulated deficit of $3,102,431.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - LIQUIDITY AND OPERATIONS - continued

In order to fund the expansion plans necessary to reverse these operating trends, in September, 1996, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for the sale of 1,000,000 shares of common stock at an initial public offering price of $7.00 per share. The Offering was completed in November, 1996. Net offering proceeds of $6,067,750 were used to retire the 10.35% to 12% bridge notes for $2,500,000, the Company's prime plus 2% bank debt totaling $282,204, fund development activities of the Fort Lauderdale, Cleveland, and other restaurants, and provide working capital.

In connection with the initial public offering by the Company, all of the redeemable equity was converted into common stock.

The Company believes the remaining proceeds of the Offering , along with cash provided by operating activities and developer incentives, will be sufficient both to meet operating expenses and capital expenditures for 1997.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following major classifications:

                                                                                          1995                  1996

Leasehold Improvements                                                                $ 1,609,732            $ 3,747,206
Restaurant Furniture and Equipment                                                        698,358              1,300,577
Computer Equipment                                                                        148,952                229,493
Office Furniture and Equipment                                                             89,244                123,747
China, Glassware and Flatware                                                              46,123                 79,601
Construction in Progress                                                                1,079,506                 52,434
                                                                                        ---------              ---------
                                                                                        3,671,915              5,533,058
Accumulated Depreciation                                                               (  569,339)            (1,004,858)
                                                                                        ---------              ---------
                                                                                      $ 3,102,576            $ 4,528,200
                                                                                        =========              =========


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                           1995                  1996

Licenses                                                                                $  80,298              $  81,125
Preopening Costs                                                                          515,551                381,165
Organization Costs                                                                         65,178                    -
                                                                                          -------                -----
                                                                                          661,027                462,290
Accumulated Amortization                                                                 (457,312)              (331,600)
                                                                                          -------                -------
                                                                                        $ 203,715              $ 130,690
                                                                                          =======                =======

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           1995                  1996

Notes Payable to Bank - rates from 9% to prime
  plus 2%, maturities extending through May, 1997                                       $ 282,204              $     -

10% Series A and B Convertible Subordinated
  Participating Income Notes                                                              100,000                100,000

10% Convertible Subordinated Note Payable                                                 150,000                    -

Prime Note Payable to Officer and Shareholder -
  payable $7,500 monthly plus interest, due July, 1996                                     95,984                    -

Equipment Notes Payable - payable $378 monthly including
  interest                                                                                  5,785                  9,013
                                                                                          -------                -------
                                                                                          633,973                109,013
Less Current Portion                                                                      449,638                103,006
                                                                                          -------                -------
                                                                                        $ 184,335              $   6,007
                                                                                          =======                =======

The Series A and B Convertible Participating Income Notes provide for interest at 10% plus contingent interest based on sales not to exceed 10% of the principal amount. These notes are convertible into shares of the Company's common stock, are subject to certain prepayment penalties through September, 1998 and are unsecured. These notes are included in the current portion of long-term debt at December 29, 1996 and December 31, 1995, as they are in default due to nonpayment of interest. Subsequent to year end, $50,000 of Series A Convertible Participating Income Notes was converted into 15,538 shares of common stock.

The 10% Convertible Subordinated Note Payable was due to an entity controlled by certain of the Company's shareholders and was converted into 81,352 shares of the Company's common stock.

Aggregate maturities of long-term debt, including the effects of the notes converted to common stock, for the years subsequent to December 29, 1996, are as follows:

YEAR ENDING
  December 28, 1997                                                                                            $  53,006
  December 27, 1998                                                                                            $   2,305
  December 26, 1999                                                                                            $   1,627
  December 31, 2000                                                                                            $   2,075

Based on the borrowing rates currently available to the Company for notes payable with similar terms and average maturities, the fair values of debt securities approximate their carrying values.

Interest expense totaled $268,134 for 1994, $94,459 for 1995 and $502,352 for 1996.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - REDEEMABLE EQUITY

In March, 1995, the Company issued Series A and Series B redeemable convertible preferred stock to retire certain indebtedness, to fund restaurant development and to provide working capital. A description of the preferred stock is as follows:

Series A - 15,000 shares of $100 par value Series A preferred stock was issued in exchange for an existing $350,000 note and $1,150,000 in cash. The Series A preferred stock was entitled to annual cumulative dividends equal to 10% of par value, and was convertible into shares of common stock. Cumulative unpaid dividends totaled $112,500 as of December 31, 1995. Series A preferred stock, including cumulative unpaid dividends was converted into 849,165 shares of the Company's common stock on November 27, 1996.

Series B - 1,584 shares of $690 par value Series B preferred stock was issued in exchange for then outstanding Series A notes of $650,000 and Series B notes of $450,000, respectively. The Series B preferred stock was entitled to annual cumulative dividends equal to 10% of par value and was convertible into shares of common stock. Cumulative unpaid dividends totaled $81,972 as of December 31, 1995. Series B preferred stock, including cumulative unpaid dividends, was converted into 578,225 shares of the Company's common stock on November 27, 1996.


NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                                           1995                  1996

Deferred Provision                                                                    $(  107,000)           $    87,500
Tax Benefit of Net Operating Loss Carryforward                                         (  162,000)            (  830,000)
Valuation Allowance                                                                       269,000                742,500
                                                                                        ---------              ---------
                                                                                      $     -                $     -
                                                                                        =========              =========

The provision for income taxes differs from the amounts computed by applying the federal statutory rate to book income for the period from December 26, 1994 to December 31, 1995 and from January 1, 1996 to December 29, 1996, as follows:

                                                                                           1995                  1996

Income Tax at Federal Statutory Rate                                                    $(230,000)             $(727,000)
State Income Taxes, net of federal benefit                                               ( 40,000)              ( 85,000)
Valuation Allowance                                                                       269,000                742,500
Other                                                                                       1,000                 69,500
                                                                                          -------                -------
                                                                                        $     -                $     -
                                                                                          =======                =======

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES - continued

As discussed in the summary of significant accounting policies, the Company changed its tax status from nontaxable to taxable effective March 30, 1995. Accordingly, a deferred tax asset at that date of approximately $219,500 was recorded during 1995 along with an offsetting valuation allowance of $219,500.

Given the historical net losses incurred by the Company and the tax rates and jurisdictions in which the Company operates, the Company would incur no income tax expense as a C corporation; therefore, pro forma net loss applicable to common stock would be equivalent to results as reported in the statements of operations. The Company's net operating losses and certain other items would result in a deferred tax asset and income tax benefit, but the Company would record a valuation allowance in an equivalent amount to reduce the deferred tax asset and income tax benefit to zero; accordingly, the financial position and results of operations would not be impacted by the Company's pro forma taxation as a C corporation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets are as follows:

                                                                                          1995                  1996

Accrued Expenses                                                                      $    84,000            $     4,000
Deferred Rent                                                                             149,000                204,000
Net Operating Loss Carryforwards                                                          162,000                992,000
Asset Depreciation and Amortization, net of
  deferred lease incentive                                                                 93,500                 31,000
                                                                                        ---------              ---------
                                                                                          488,500              1,231,000
Valuation Allowance                                                                    (  488,500)            (1,231,000)
                                                                                        ---------              ---------
Net Deferred Tax Asset                                                                $     -                $     -
                                                                                        =========              =========

No benefit for income taxes has been recorded due to losses reported in 1995 and 1996 given that the realization of this asset is uncertain in that it is dependent upon, among others, prospective taxable income.

The Company has a net operating loss carryforward of $2,481,000 which is available to offset future taxable income through the years 2010 and 2011.


NOTE 8 - LEASE COMMITMENTS

The Company leases restaurant facilities and administrative offices under terms which generally provide for minimum annual rental plus additional rents computed as a percentage of sales in excess of certain levels. The restaurant leases expire through 2012 and generally contain options to renew for terms of up to ten years. Two of the Company's restaurant locations and the Company's administrative offices are leased from an entity controlled by certain of its shareholders. The lease for one restaurant location is guaranteed by the Company's president.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - LEASE COMMITMENTS - continued

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 29, 1996, are as follows:

                                                  THIRD              RELATED             SUB-LEASE
                                                  PARTIES            PARTIES              RENTALS               TOTAL

YEAR ENDING
  December 28, 1997                            $   845,647        $   286,676         $(   43,137)          $  1,089,186
  December 27, 1998                                857,149            286,676          (   44,862)             1,098,963
  December 26, 1999                                829,052            286,676          (   11,324)             1,104,404
  December 31, 2000                                823,304            286,676               -                  1,109,980
  December 29, 2001                                829,020            231,309               -                  1,060,329
  Thereafter                                     3,835,498          1,683,582               -                  5,519,080
                                                 ---------          ---------           ---------             ----------
                                               $ 8,019,670        $ 3,061,595         $(   99,323)          $ 10,981,942
                                                 =========          =========           =========             ==========

Rent expense totaled $373,209 for 1994, $527,060 for 1995 and $590,326 for 1996.
Contingent rental expense, computed principally on the basis of sales in excess of specified threshold amounts, totaled $23,581 for 1994, $116,331 for 1995 and $38,800 for 1996.


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with one of its directors and shareholders which provided for consulting and financial advisory fees of $50,000 annually which terminated upon the completion of the Company's initial public offering. Consulting fees totaled approximately $37,500 for 1995 and $45,500 for 1996 under this arrangement, of which $13,000 was accrued at December 31, 1995.

The Company had a consulting agreement with an affiliate of the holder of its Series A convertible preferred stock and a director which provided for consulting and financial advisory fees of $75,000 annually which terminated upon the completion of the Company's initial public offering. Consulting fees totaled approximately $56,500 for 1995 and $68,000 for 1996 under this arrangement, of which $56,500 was accrued at December 31, 1995.

The Company had a demand note payable to a shareholder and officer bearing interest at the prime rate. The outstanding balance on this note was $95,984 at December 31, 1995, and $0 at December 29, 1996. Interest expense on this note totaled $8,550 for 1994, $10,964 for 1995 and $13,171 for 1996.

The Company leases one restaurant, and in 1996 commenced leasing an additional restaurant, and its administrative offices from partnerships in which a director and shareholders serve as general partner. Rent expense for these facilities totaled $57,448 for 1994, $76,111 for 1995 and $274,249 for 1996. Additionally,
the Company owed this landlord $43,295 in accrued and other rents at December 29, 1996.

The Company purchases certain alcoholic beverages from a company in which a director of the Company is an officer. Purchases of alcoholic beverage products totaled $79,647 for 1994, $82,766 for 1995 and $225,555 for 1996.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND WARRANTS

During the second quarter of 1996, the Company issued warrants to purchase 249,990 shares of its common stock at $7.00 per share to investors who loaned the Company an aggregate of $2,300,000 to finance its expansion and operations in contemplation of the Company's initial public offering. The warrants are exercisable for five years from November, 1996. The Company recorded the $50,000 estimated value of the warrants as financing costs related to the bridge financing which was repaid from the proceeds of the offering.

Concurrent with the closing of its initial public offering, the Company granted warrants to purchase 100,000 shares of its common stock at 120% of the offering price or $8.40 per share to the underwriter of its initial public offering. The warrants are exercisable for five years from November, 1996. The Company recorded the $70,000 estimated value of the warrants as stock issue costs related to the offering.

Concurrent with the closing of its initial public offering, the Company also issued options to purchase 21,645 shares of its common stock at the $7.00 per share initial offering price to its President, Chief Financial Officer and another key employee. The options may be exercised for ten years from November, 1996. The Company applied APB Opinion No. 25 and related interpretations in accounting for these employee options. Accordingly, no compensation cost has been recognized for these options in its results of operations. Had the Company recorded a charge for the fair value of the options granted consistent with FASB Statement 123, net loss and net loss per common share would have been increased by $5,942 and $.01 in 1996, respectively.

The fair value of the employee options was estimated on the date of grant using the Black Scholes option pricing model using a risk-free interest rate of 6.70%, an expected option life of 10 years, and nil volatility, since there was no trading history for the Company's stock.

The following table summarizes the activity relating to options and warrants for 1996.

                                                                                                                EXERCISE
                                                                                          SHARES                 PRICE

Outstanding at Beginning of Year                                                              -                    N/A
  Warrants Granted                                                                        249,990                $7.00
  Warrants Granted                                                                        100,000                $8.40
  Options Granted                                                                          21,645                $7.00
                                                                                          -------
Outstanding at End of Year                                                                371,635                $7.38
                                                                                          =======

                     CIAO CUCINA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - DEVELOPMENT COMMITMENTS

On July 1, 1996, the Company entered into a lease for a 6,755 square foot restaurant in Fort Lauderdale, Florida for a ten-year term, with two five-year renewal options. This restaurant is expected to be open in the second quarter of fiscal year 1997. The landlord will contribute $675,500 to this project and the Company is projected to contribute $539,500 which includes approximately $169,000 of developer-provided financing.

The Company has also entered into a letter of intent to lease a 5,700 square foot restaurant and an 11,500 square foot banquet facility in Cleveland, Ohio. These facilities are projected to open in September, 1997, and are projected to require a $400,000 contribution from the Company for leasehold improvements, restaurant furniture, fixtures and equipment, preopening costs and other costs. The minimum base rentals have not yet been determined, however, in addition to the minimum base rentals, the Company expects to pay contingent rental payments based on 50% of restaurant net income, as adjusted for certain items.


NOTE 12 - SUBSEQUENT EVENTS

In early 1996, the Company undertook renovations to its Harper's Point restaurant and has contracted for certain renovations to be made at its New Jersey restaurant. The approximate costs for these renovations are expected to be $200,000 and $75,000, respectively.