Form 10QSB
period 1997-04-20
CIAO CUCINA CORP
filed 1997-06-03
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 20, 1997

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------   -------------------

Commission file number:    000-21745

                             CIAO CUCINA CORPORATION
        (Exact name of small business issuer as specified in its charter)

           OHIO                                       31-1357862
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               700 WALNUT STREET, SUITE 300, CINCINNATI, OH 45202
                    (Address of principal executive offices)

                                 (513) 241-9161
                          (Issuer's telephone number )

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----       -----
                  The issuer had 3,120,386 shares of Common Stock outstanding as of May 1, 1997.

           Transitional Small Business Disclosure Format (check one):

                             Yes         No    X
                                 -----       -----

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION

              Item 1.       Condensed Financial Statements

                            Balance Sheets                                  3
                            April 21, 1996 and April 20, 1997

                            Statements of Operations                        4
                            Sixteen weeks ended
                            April 21, 1996 and April 20, 1997

                            Statements of Cash Flows                        5
                            Sixteen weeks ended
                            April 21, 1996 and April 20, 1997

                            Notes to Financial Statements                   7

              Item 2        Management's Discussion and Analysis of
                            Financial Condition and Results of Operations   8

PART II   OTHER INFORMATION

               Item 1       Legal Proceedings                              14

               Item 2       Changes in Securities                          14

               Item 3       Defaults Upon Senior Securities                14

               Item 4       Submission of Matters to a Vote of
                             Security Holders                              14

               Item 5       Other Information                              14

               Item 6       Exhibits and Reports on Form 8-K               14

                               CIAO CUCINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             April 21, 1996    April 20, 1997
                                                             --------------    --------------
                                   ASSETS                      (Unaudited)       (Unaudited)
                                                               -----------       -----------

CURRENT ASSETS
    Cash and Cash Equivalents                                  $   330,275       $ 2,045,417
    Accounts Receivable                                            119,533            46,959
    Inventories                                                    109,428            80,914
    Prepayments                                                     35,823           222,146
                                                               -----------       -----------
        Total Current Assets                                       595,059         2,395,436

EQUIPMENT AND IMPROVEMENTS, NET                                  4,475,593         4,737,710

INTANGIBLE ASSETS, NET                                             569,877            76,085

SECURITY DEPOSITS AND OTHER                                        486,196           323,244
                                                               -----------       -----------

TOTAL ASSETS                                                   $ 6,126,725       $ 7,532,475
                                                               ===========       ===========

LIABILITIES, REDEEMABLE EQUITY
AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current Portion of Long-Term Debt                          $ 1,123,735       $    53,122
    Accounts Payable                                               548,046           638,157
    Accrued Expenses                                               378,493           170,067
                                                               -----------       -----------
        Total Current Liabilities                                2,050,274           861,346

LONG-TERM LIABILITIES
    Notes Payable                                                1,417,564             4,856
    Accrued Rentals                                                414,084           528,341
    Deferred Lease Incentives                                    2,125,218         2,050,020
                                                               -----------       -----------
        Total Long-Term Liabilities                              3,956,866         2,583,217

REDEEMABLE EQUITY
    10% Series A Convertible Preferred Stock-$100 par
      value, 15,000 shares authorized and issued                 1,653,125                 -
    10% Series B Convertible Preferred Stock-$690 par
      value, 1,740 shares authorized, 1,584 shares issued        1,209,996                 -
                                                               -----------       -----------
        Total Redeemable Equity                                  2,863,121                 -

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock-no par value, 10,000,000 shares
      authorized, 794,355 shares issued for 1996,
      3,120,386 shares issued for 1997                                 750         9,229,195
    Additional Paid-In Capital (Deficit)                        (1,717,372)       (1,647,372)
    Accumulated Deficit                                           (891,914)       (3,493,911)
    Treasury Stock-244,445 shares stated at cost                  (135,000)                -
                                                               -----------       -----------
        Total Shareholders' Equity (Deficit)                    (2,743,536)        4,087,912

TOTAL LIABILITIES, REDEEMABLE EQUITY
    AND SHAREHOLDERS' EQUITY (DEFICIT)                         $ 6,126,725       $ 7,532,475
                                                               ===========       ===========

                                       (3)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIXTEEN WEEKS ENDED APRIL 21, 1996 AND APRIL 20, 1997

                                                     April 21,        April 20,
                                                       1996             1997
                                                       ----             ----

                                                   (Unaudited)       (Unaudited)
                                                   -----------       -----------

RESTAURANT REVENUES                                $ 1,976,279       $ 2,208,875

OPERATING EXPENSES
    Food and Beverage Costs                            608,804           665,052
    Restaurant Labor Costs                             649,647           739,094
    Occupancy and Other Restaurant Expenses            434,198           655,149
    Depreciation and Amortization                      155,030           224,040
                                                   -----------       -----------
                                                     1,847,679         2,283,335

RESTAURANT OPERATIONS                                  128,600           (74,460)
    Interest Expense (Income), net                     102,454           (24,133)
    Other Expense                                          197             8,491
    General and Administrative Expenses                244,382           332,662
                                                   -----------       -----------

NET LOSS                                              (218,433)         (391,480)

    Accretion of Dividends on Preferred Stock          (50,300)                -
    Accretion of Discount on Preferred Stock           (33,630)                -
---------------------------------------------      -----------       -----------

NET LOSS APPLICABLE TO COMMON STOCK                  ($302,363)        ($391,480)

NET LOSS PER COMMON SHARE                               ($0.53)           ($0.13)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 569,910         3,114,559

                                       (4)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 21, 1996 AND APRIL 20, 1997

                                                         April 21,         April 20,
                                                           1996               1997
                                                           ----               ----

                                                       (Unaudited)        (Unaudited)
                                                       -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                            ($218,433)        ($391,480)
    Depreciation                                          110,879           152,104
    Amortization                                           44,151            71,936
    Amortization of Lease Incentives                      (46,411)          (62,504)
    Changes in Operating Assets and Liabilities
        Decrease (Increase ) in -
            Accounts Receivable                           (90,844)           (4,582)
            Inventories                                   (63,354)            6,289
            Prepayments                                   (12,987)           21,694
            Pre-opening Costs                            (309,621)                0
        Increase (Decrease) in -
            Accounts Payable                              288,649            93,741
            Accrued Expenses                                2,495          (305,940)
            Accrued Rentals                                40,920            19,256

NET CASH USED BY OPERATING ACTIVITIES                    (254,556)         (399,486)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Equipment and Improvements             (1,384,367)         (305,629)

NET CASH USED BY INVESTING ACTIVITIES                  (1,384,367)         (305,629)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Notes Payable                             9,098                 0
    Payments of Notes Payable                             (87,254)           (1,035)
    Payments of Syndication Costs                        (140,306)         (122,194)
    Proceeds from Bridge Financing                      2,050,000                 0

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        1,831,538          (123,229)

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                      192,615          (828,344)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   137,660         2,873,761

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                     $   330,275       $ 2,045,417


                                       (5)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 21, 1996 AND APRIL 20, 1997

                                                          April 21,       April 20,
                                                             1996            1997
                                                             ----            ----

                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES

    Deferred Landlord Incentives Received, Used for
      Purchase of Leasehold Improvements and Equipment      $175,786             -

    Dividends Accrued on Series A and B Convertible
      Preferred Stock                                       $ 79,563             -

    Accretion of Discount on Series A Convertible
      Preferred Stock                                       $  4,367             -

    Accretion of Discount on Issuance of Bridge Notes       $  6,731             -

    Deferred Financing Costs on Bridge Notes                $100,000

    Conversion of Participating Debenture to Common
      Stock                                                        -      $ 50,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

    Cash Paid for Interest                                  $  9,881      $    578




                                      (6)

                             CIAO CUCINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

   In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 21, 1996 and April 20, 1997 and the results of operations and cash flows for the sixteen weeks ended April 21, 1996 and April 20, 1997. Interim results are not necessarily indicative of results for a full year.

   The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 29, 1996. See the Company's Annual Report on Form 10-KSB, File No. 000-21745.

2.  COMMITMENTS

   On July 1, 1996, the Company entered into a lease for a 6,755 square foot restaurant in Ft. Lauderdale, Florida. The restaurant will be located in Northport Marketplace Center, in close proximity to Broward County Convention Center and the Port Everglades Cruise Port. Construction has commenced for this location.

   On May 8, 1997, the Company signed a lease for a 5,809 square foot restaurant in Coral Gables, Florida. The restaurant will be located in the Merrick Place Shops and Parking Building developed by the City of Coral Gables. The lease has not yet been executed by the landlord.

   The Company expects to finalize the lease with The Playhouse Square Foundation for its Cleveland, Ohio location no later than June 15, 1997. Although certain details of the lease have not been finalized, construction has commenced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company owns and operates five restaurants, serving authentic Mediterranean cuisine, under the name "Ciao Baby Cucina". All of the Company's five restaurants have been in operation for more than one year with its two newest restaurants opening in February and March, 1996.

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1996 and 1997 first quarters (sixteen weeks) ended on April 21, 1996 and April 20, 1997, respectively.

RESULTS OF OPERATIONS

   The following table sets forth, for the sixteen weeks ended April 21, 1996 and April 20, 1997, certain items from the Company's condensed consolidated Statement of Operations expressed as a percentage of net revenues.

                                                      Sixteen Weeks Ended       Sixteen Weeks Ended
STATEMENT OF OPERATIONS DATA:                            April 21, 1996           April 20, 1997
                                                         --------------           --------------

RESTAURANT REVENUES (1)                                     100.0%                    100.0%

OPERATING EXPENSES
   Food and Beverage Costs                                   30.8%                     30.1%
   Restaurant Labor Costs (2)                                32.9%                     33.5%
   Occupancy and Other Restaurant Expenses (3)               22.0%                     29.7%
   Depreciation and Amortization                              7.8%                     10.1%

RESTAURANT OPERATIONS                                         6.5%                     (3.4)%

   Interest Income (Expense), net                            (5.2)%                     1.1%
   Other Income (Expense)                                    (0.0)%                    (0.3)%
   General and Administrative Expenses (4)                  (12.4)%                   (15.1)%

NET LOSS                                                    (11.1)%                   (17.7)%


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

RESTAURANT REVENUES

  Restaurant revenues for the first quarter of fiscal 1997 exceeded restaurant revenues for the first quarter of fiscal 1996 by $232,596 an increase of 11.8%. The increase for the quarter was due to two additional restaurants opened during the first quarter of 1996 and open for the entire first quarter of 1997. Total restaurant seats for the Company increased 83.4% with the opening of the two newest restaurant units in Memphis, TN and Cincinnati, OH. The Company's newest restaurants represent the prototypical restaurant units developed by the Company, incorporating store-front style gourmet coffee shops and bakeries adding an additional source of revenues to those units.

   The Company expected to open two additional restaurant units in the first quarter of 1997, which would have created additional sales for the quarter. These openings did not occur on schedule due to landlord development delays, out of the Company's control (see "Outlook" section).

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

   The Company has a limited operating history and a small base of mature restaurants (those which have been open more than 18 months). In the first quarter of 1997, the Company had three mature restaurants, none of which is a prototypical unit as planned by the Company for its expansion. Same store sales for these mature restaurants were $1,043,265 in the first quarter of 1997 compared to $1,336,833 in the first quarter of 1996, a decrease of 22.0%.

   The majority of the decrease in same store sales of the mature restaurants was attributable to two of the three restaurants. One has experienced a rapid growth in competition in its market area. Of eleven new restaurants opened within a five mile radius of this unit since the beginning of 1996, four are considered by the Company to provide head-on-head competition. Additionally, this restaurant was closed for renovation for 17 days in early 1997. The second restaurant has been affected adversely by decreased traffic in the mall in which it is located. The Company is considering various alternatives with regard to this restaurant. The Company's third mature restaurant experienced only a small decrease (2.6%) in sales during the first quarter of 1997 as compared to the first quarter of 1996.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for the first quarter of 1997 exceeded food and beverage costs for the first quarter of 1996 by $56,248 or 9.2%. As a percentage of sales, food and beverage costs decreased from 30.8% to 30.1%, a percentage decrease of .7%. The increase in the cost of sales was attributable to the two additional restaurants opened during the first quarter of 1996 and open for the full first quarter of 1997. The decrease in food and beverage costs as a percentage of revenues was attributable to efficiencies in purchasing achieved by corporate controls, menu re- engineering and training of purchasing personnel.

RESTAURANT LABOR

   Restaurant labor for the first quarter of 1997 increased $89,447 or 13.8% compared to the first quarter of 1996. This increase was attributable primarily to the opening of the two additional restaurants in the first quarter of 1996. As a percentage of revenues, restaurant labor costs for the first quarter 1997 versus 1996 increased from 32.9% to 33.5% an increase of .6%. This increase was due to the fixed labor costs of the management staff and the decrease in same store sales of mature restaurant units.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for the first quarter of 1997 exceeded occupancy and other restaurant expenses for the first quarter of 1996 by $220,951 or 50.9%. This increase was primarily due to the opening of the two additional restaurants in 1996. As a percentage of sales, occupancy and other restaurant expenses increased to 29.7% for the first quarter of 1997 from 22.0% for the first quarter of 1996 or an increase of 7.7%. This increase was primarily due to the fixed occupancy costs and the decrease in sales of the mature restaurants.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses for the first quarter of 1997 increased over the first quarter of 1996 by $88,280 or 36.1%. As a percentage of revenues, general and administrative expenses increased from 12.4% in 1996 to 15.1% in 1997, an increase of 2.7%. The increase was primarily due to the addition of a Chief Operating Officer and a change in employment contract for the Chief Executive Officer as well as increases in travel and corporate systems needed to manage the increased numbers of restaurant units. The Company expected to open two additional restaurants in the first quarter of 1997, creating an increase in sales and reducing general and administrative expenses as a percentage of sales. The restaurants did not open in the first quarter of 1997 due to landlord development delays (see "Outlook" section).

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization increased $69,010 for the first quarter of 1997 over the first quarter of 1996 or 44.5%. This increase is due to a full quarter of additional depreciation of assets acquired for the two new restaurants opened in 1996 and the balance of amortization of pre-opening costs for these two units. Pre-opening costs are amortized over the first thirteen periods following the opening of a restaurant unit.

   As a percentage of sales, depreciation and amortization increased for the first quarter of 1997 to 10.1% from 7.8% for the first quarter of 1996. This increase was due to fixed depreciation as compared to the decrease in sales of the mature restaurants and the balance of pre-opening amortization for the two restaurants opened in 1996.

RESTAURANT OPERATIONS

    The Company's profit from restaurant operations of $128,600 in the first quarter of 1996 decreased to a loss of $74,460 in the first quarter of 1997, or a decrease of $203,060. The loss was attributable to the increase in occupancy and other restaurant expenses and the decrease in sales for the Company's mature restaurants. The Company's two newest restaurants, opened in the first quarter of 1996, were beyond their honeymoon period in 1997 and typically the first quarter of the year is a period of the year when sales decline after the year end holiday season.

INTEREST EXPENSE

   Interest expense decreased $126,587 for the first quarter 1997 compared to 1996 or a decrease of 123.6%. This decrease was due to the payoff of the bridge note financing in the amount of $2,300,000 acquired in the first two quarters of 1996 (see "Liquidity and Capital Resources" discussion) and the payoff of the Provident Bank loans. Interest income exceeded interest expense for the first quarter of 1997. The Company has reduced its debt to approximately $10,000 in equipment leases and a $50,000 convertible subordinated debenture that has not converted to Common Stock.

NET LOSS

   The net loss for the first quarter of 1997 increased by $173,047 over 1996 or 79.2%. This increase was primarily due to the fixed costs of occupancy, depreciation and amortization in a period with decreased revenues for mature restaurants, and to the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash requirements are for capital expenditures and operating expenses. Historically, the Company's primary sources of cash have been from operations, bank borrowing, and the issuance of subordinated debentures and preferred stock. As of the end of the third quarter of 1996, the Company's financing arrangements did not provide sufficient cash flow for continuing operating losses and for the Company's expansion plans. In late November 1996, the Company completed an initial public offering of 1,000,000 shares of its Common Stock at an initial public offering price of $7.00 per share. Net proceeds of the offering were approximately $6.1 million. Of this, approximately $2,900,000 was used to repay certain indebtedness. The balance of the net proceeds has been and will be used for the development and opening of new restaurants and working capital. For further information concerning uses of funds, see "Outlook."

   In conjunction with the initial public offering, all outstanding shares of the Company's Series A and Series B preferred stock and an outstanding note in the principal amount of $150,000 were converted to Common Stock. In the first quarter of 1997, a $50,000 convertible subordinated debenture holder elected to convert the debenture to Common Stock of the Company.

   The Company's cash flow before interest, taxes, depreciation and amortization for the first quarter 1997 decreased from a negative cash flow of $7,163 to a negative cash flow of $245,586. The Company historically had working capital deficiencies, which it believes are typical in the restaurant industry. As of April 20, 1997, the Company's current assets of $2,395,436 exceeded its current liabilities of $861,346, resulting in positive working capital of $1,534,090. The positive working capital is due to Cash and Cash Equivalents of $2,045,417 remaining from the offering. The prior deficiencies in working capital were due primarily to the current portion of certain indebtedness (which was repaid from the proceeds of the offering), the Company's ability to acquire favorable terms with its vendors and its aggressive growth strategy.

   Net cash used by operating activities increased $144,930 for the first quarter of 1997 as compared to the first quarter of 1996. This was due primarily to an increase in the net loss and a decrease in accrued expenses, primarily restructuring costs.

   Cash used in investing activities decreased from $1,384,367 for the first quarter of 1996 to $305,629, a decrease of $1,078,738. Cash used in investing activities in 1996 reflected expenditures for equipment and improvements for the two new restaurants opened in 1996. Cash used in investing activities for 1997 included the renovation of the Company's oldest restaurant.

   Cash flows from financing activities decreased for the first quarter of 1997 as compared to 1996 from $1,831,538 to negative $123,229, a decrease of $1,954,767. This decrease was attributable to bridge loan financing acquired in the first quarter of 1996, which was repaid from the proceeds of the offering. The cash used by financing activities for the first quarter of 1997 consisted of principal payments of $1,035 on equipment leases of approximately $10,000 and payments made for syndication costs associated with the Compny's initial public offering.

OUTLOOK

     THE STATEMENTS CONTAINED IN THIS OUTLOOK ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING AND ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO VARIOUS FACTORS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE EFFECT OF UNANTICIPATED DELAYS IN THE DEVELOPMENT OF NEW RESTAURANTS AND COSTS OF EXPANSION, ADVERSE EFFECTS IF GROWTH IS NOT MANAGED PROPERLY, EXPOSURE TO COST FLUCTUATIONS, AVAILABILITY OF LABOR, COMPETITION FROM OTHER RESTAURANTS, CHANGING TRENDS, GOVERNMENT REGULATION, AVAILABILITY OF LOCATIONS WITH FAVORABLE LANDLORD INCENTIVES AND ABILITY TO SECURE REQUIRED PERMITS AND LICENSING.

   The Company expects to open its Ft. Lauderdale restaurant on September 1, 1997. It is anticipated that the investment by the Company to build the Ft. Lauderdale restaurant will be approximately $539,500. Construction has commenced on the Ft. Lauderdale restaurant. The Company has negotiated a lease for a Cleveland, Ohio restaurant expected to open on October 1, 1997. The Company contribution to the development of the Cleveland location is estimated at $400,000. Although certain details of the lease have not been finalized, based upon agreement with the developer, construction has commenced for this restaurant. The Company has signed a lease for a restaurant in The Merrick Place Shops and Parking Building in Coral Gables, Florida, developed by the City of Coral Gables and expects to open this restaurant mid October, 1997. The landlord has not yet executed this lease. The Company expects to have under development two other locations in 1997.

   The Company has previously stated that, due to the growth of its corporate structure to support added restaurant units, the Company would not be profitable until additional restaurants were open. The Company expects that the addition of three new restaurants in 1997 may produce a profitable fourth quarter, but any profits in that quarter would not be sufficient to offset the losses in the previous three quarters to show a profit for the year.

   The Company is negotiating a lease with the Rouse Company for a location at Oviedo in Orlando, Florida. In addition, the Company is negotiating a lease for a restaurant location at Balston Commons in Arlington, Virginia. Both these leases are presently in the drafting stages.

   The Company had originally planned to remodel its New Jersey restaurant in the first quarter of 1997 and to adjust the restaurant concept to better serve the New Jersey customer base and market. This renovation has not taken place and the Company is evaluating several alternatives with regard to this location.

   As noted above, the Company expects to open or have under development five restaurants during 1997 and estimates that approximately $2.6 million will be needed for the opening of these restaurants. The Company believes that in addition to the remaining net proceeds from its initial public offering, cash flow from operations and developer leasehold incentives, equipment leasing arrangements may be necessary to fund some of the costs associated with the opening of these five restaurants. The Company is pursuing equipment financing alternatives as a contingency.

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

   The Company continues to search for additional locations in its target markets for continued growth of the Company. The Company plans to concentrate its efforts on opening the new units for 1997 while evaluating additional proposals for new locations in 1998.

  The restaurant business is seasonal by nature and the Company's strategy of locating its restaurants near high traffic generators is intended to attract customers who are already in the area for purposes other than a meal. Any seasonality associated with these high traffic generators could affect the level of sales for a particular unit.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           N/A

ITEM 2.  CHANGES IN SECURITIES

       On February 10, 1997, a $50,000 convertible subordinated debenture, outstanding since 1992, was converted to 15,538 shares of common stock. The issuance of this stock was exempt from registration pursuant to
       Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

                           N/A

ITEM 5.  OTHER INFORMATION

                           N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits

           10.1 Lease between Ciao Cucina Corporation and the City of Coral Gables, A Municipal Corporation dated April 28, 1997.

       b) Reports on form 8-K: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIAO CUCINA CORPORATION

Date:   June 3, 1997           By: /s/ Catherine C. Jetter
                                  ------------------------
                                     Catherine C. Jetter
                                     Executive Vice President and
                                     Chief Financial Officer