Form 10QSB
period 1997-07-13
CIAO CUCINA CORP
filed 1997-08-27
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 13, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to _______________

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

        The issuer had 3,120,386 shares of Common Stock outstanding as of
                                August 1, 1997.

           Transitional Small Business Disclosure Format (check one):

                                  Yes        No  X
                                     -----     -----

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION

    Item 1.     Condensed Financial Statements

                Balance Sheets                                          3
                July 14, 1996 and July 13, 1997

                Statements of Operations                                4
                Twelve weeks and twenty-eight weeks ended
                July 14, 1996 and July 13, 1997

                Statements of Cash Flows                                5
                Twelve weeks and twenty-eight weeks ended
                July 14, 1996 and July 13, 1997

                Notes to Financial Statements                           7

    Item 2      Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8

PART II   OTHER INFORMATION

    Item 1      Legal Proceedings                                      15

    Item 2      Changes in Securities                                  15

    Item 3      Defaults Upon Senior Securities                        15

    Item 4      Submission of Matters to a Vote of
                Security Holders                                       15

    Item 5      Other Information                                      15

    Item 6      Exhibits and Reports on Form 8-K                       15

                               CIAO CUCINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            July 14, 1996     July 13, 1997
                                                            -------------     -------------
                                   ASSETS                    (Unaudited)        (Unaudited)
                                   ------                    -----------        -----------

CURRENT ASSETS
    Cash and Cash Equivalents                                 $    35,508      $ 1,316,835
    Accounts Receivable                                            61,365           51,474
    Inventories                                                   107,151           85,663
    Prepayments                                                   186,252          259,126
                                                              -----------      -----------
        Total Current Assets                                      390,276        1,713,098

EQUIPMENT AND IMPROVEMENTS, NET                                 4,440,653        4,892,509

INTANGIBLE ASSETS, NET                                            408,136           96,607

SECURITY DEPOSITS AND OTHER                                       345,593          474,871
                                                              -----------      -----------

TOTAL ASSETS                                                  $ 5,584,658      $ 7,177,085
                                                              ===========      ===========

LIABILITIES, REDEEMABLE EQUITY
AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current Portion of Long-Term Debt                         $   342,141      $    52,643
    Accounts Payable                                              404,462          733,214
    Accrued Expenses                                              546,260          205,517
                                                              -----------      -----------
        Total Current Liabilities                               1,292,863          991,374

LONG-TERM LIABILITIES
    Notes Payable                                               2,262,012            4,520
    Accrued Rentals                                               454,315          519,993
    Deferred Lease Incentives                                   2,124,153        2,003,142
                                                              -----------      -----------
        Total Long-Term Liabilities                             4,840,480        2,527,655

REDEEMABLE EQUITY
    10% Series A Convertible Preferred Stock-$100 par
      value, 15,000 shares authorized and issued                1,646,628             --
    10% Series B Convertible Preferred Stock-$690 par
      value, 1,740 shares authorized, 1,584 shares issued       1,233,784             --
                                                              -----------      -----------
        Total Redeemable Equity                                 2,880,412             --

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock-no par value, 10,000,000 shares
      authorized, 794,355 shares issued for 1996,
      3,120,386 shares issued for 1997                                750        9,229,195
    Additional Paid-In Capital (Deficit)                       (1,717,372)      (1,647,372)
    Accumulated Deficit                                        (1,577,475)      (3,923,767)
    Treasury Stock-244,445 shares stated at cost                 (135,000)            --
                                                              -----------      -----------
        Total Shareholders' Equity (Deficit)                   (3,429,097)       3,658,056

TOTAL LIABILITIES, REDEEMABLE EQUITY
    AND SHAREHOLDERS' EQUITY (DEFICIT)                        $ 5,584,658      $ 7,177,085
                                                              ===========      ===========

                                       (3)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Twenty-Eight Weeks Ended        For the Twelve Weeks Ended
                                                     July 14,         July 13,         July 14,         July 13,
                                                       1996             1997            1996              1997
                                                  ----------------------------      ----------------------------
                                                   (Unaudited)     (Unaudited)      (Unaudited)       (Unaudited)
                                                   -----------     -----------      -----------       -----------

RESTAURANT REVENUES                               $ 4,130,369      $ 3,720,550      $ 2,154,090      $ 1,511,675

OPERATING EXPENSES
    Food and Beverage Costs                         1,274,845        1,124,459          666,041          459,407
    Restaurant Labor Costs                          1,377,809        1,291,052          728,162          551,958
    Occupancy and Other Restaurant Expenses           977,887        1,160,115          543,689          504,966
    Depreciation and Amortization                     386,231          329,554          231,201          105,514
                                                  ----------------------------      ----------------------------
                                                    4,016,772        3,905,180        2,169,093        1,621,845

RESTAURANT OPERATIONS                                 113,597         (184,630)         (15,003)        (110,170)
    Interest Expense (Income), net                    176,870          (43,785)          74,416          (19,652)
    Other Expense                                      11,620           15,022           11,423            6,531
    General and Administrative Expenses               641,155          665,469          396,773          332,807
                                                  ----------------------------      ----------------------------

NET LOSS                                             (716,048)        (821,336)        (497,615)        (429,856)
    Accretion of Dividends on Preferred Stock        (139,621)            --            (89,321)            --
    Accretion of Discount on Preferred Stock           (7,255)            --             26,375             --
                                                  ----------------------------      ----------------------------

NET LOSS APPLICABLE TO COMMON STOCK               ($  862,924)     ($  821,336)     ($  560,561)     ($  429,856)
                                                  ============================      ============================

NET LOSS PER COMMON SHARE                         ($     1.51)     ($     0.26)     ($     0.98)     ($     0.14)
                                                  ============================      ============================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                569,910        3,117,056          569,910        3,120,386


                                       (4)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Twenty-Eight Weeks Ended     For the Twelve Weeks Ended
                                                       July 14,          July 13,        July 14,         July 13,
                                                        1996              1997             1996             1997
                                                        ----              ----             ----             ----

                                                     (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                                     -----------      -----------      -----------     -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net Loss                                          ($716,048)       ($821,336)       ($497,615)       ($429,856)
    Depreciation                                        233,691          256,382          122,812          104,279
    Amortization                                        152,540           73,172          108,389            1,235
    Amortization of Lease Incentives                    (91,764)        (109,383)         (45,353)         (46,878)
    Accretion of Notes Payable Discount                   6,250             --              6,250             --
    Changes in Operating Assets and Liabilities
        Decrease (Increase ) in -
            Accounts Receivable                         (32,676)          (9,097)          58,168           (4,515)
            Inventories                                 (61,077)           1,540            2,277           (4,749)
            Prepayments                                (163,416)         (15,286)        (150,429)         (36,980)
            Pre-opening Costs                          (256,134)         (38,819)          53,487          (21,757)
        Increase (Decrease) in -
            Accounts Payable                            145,065          188,798         (143,584)          95,057
            Accrued Expenses                            170,262         (392,684)         167,767           35,450
            Accrued Rentals                              81,151           10,908           40,231           (8,348)

NET CASH USED BY OPERATING ACTIVITIES                  (532,156)        (855,805)        (277,600)        (317,062)

CASH FLOWS FROM
    INVESTING ACTIVITIES
    Purchase of Equipment and Improvements           (1,481,681)        (620,960)         (97,314)        (259,078)
    Cash Paid for Security Deposits                      (1,419)         (25,427)          (1,419)        (150,326)
    Cash Paid for Note Receivable                          --            (48,000)            --               --
    Cash Paid for Intangible Assets                        (827)          (4,884)            (827)          (1,301)

NET CASH USED BY INVESTING ACTIVITIES                (1,483,927)        (699,271)         (99,560)        (410,705)

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from Issuance of Warrants                   50,000           50,000
    Proceeds from Notes Payable                       2,007,200             --          1,998,102             --
    Payments of Notes Payable                          (143,270)          (1,850)         (56,016)            (815)
    Payments of Syndication Costs                          --               --            140,306             --
    Proceeds from Bridge Financing                         --               --         (2,050,000)            --
NET CASH PROVIDED (USED)                              1,913,930           (1,850)          82,392             (815)
    BY FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   (102,153)      (1,556,926)        (294,768)        (728,582)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                 137,660        2,873,761          330,275        2,045,417

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                       $35,507       $1,316,835          $35,507       $1,316,835



                                       (5)

                           CIAO CUCINA CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Twenty-Eight Weeks Ended   For the Twelve Weeks Ended
                                                         July 14,       July 13,       July 14,     July 13,
                                                           1996          1997            1996        1997
                                                           ----          ----            ----        ----
                                                        (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)
                                                        -----------  -----------     -----------   -----------

SUPPLEMENTAL SCHEDULE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Deferred Landlord Incentives Received,
      Used For Purchase of Leasehold
      Improvements and Equipment                          $90,087           --             --           --

    Dividends Accrued on Series A and B
      Convertible Preferred Stock                        $139,621           --             --           --

    Accretion of Discount on Series A Convertible
      Preferred Stock                                      $7,255           --             --           --

    Accretion of Discount on Issuance
      of Bridge Notes                                      $6,250           --             --           --

    Deferred Financing Costs on Bridge Notes             $100,000           --             --           --

    Conversion of Participating Debenture to
      Common Stock                                           --          $50,000        $50,000         --

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Cash Paid for Interest                               $130,096         $6,790           $578        $421






                                       (6)

                             CIAO CUCINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 14, 1996 and July 13, 1997 and the results of operations and cash flows for the twelve weeks and twenty-eight weeks ended July 14, 1996 and July 13, 1997. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 29, 1996. See the Company's Annual Report on Form 10-KSB, File No. 000-21745.

2.  COMMITMENTS

     On July 1, 1996, the Company entered into a lease for a 6,755 square foot restaurant in Ft. Lauderdale, Florida. The restaurant will be located in Northport Marketplace Center, in close proximity to Broward County Convention Center and the Port Everglades Cruise Port. Construction is in progress for this location.

     On May 8, 1997, the Company entered into a lease for a 5,809 square foot restaurant in Coral Gables, Florida. The restaurant will be located in the Merrick Place Shops and Parking Building developed by the City of Coral Gables. The project is in the architectural design stages.

     On July 7, 1997, the Company entered into a lease for a 6,500 square foot restaurant in Orlando, Florida. The restaurant will be located in The Oviedo Marketplace, in close proximity to Central Florida University, Altamonte Springs and Winter Park and directly below a 22 screen movie theater. The Oviedo Marketplace is being developed by Rouse-Orlando, Inc., an affiliate of the Rouse Company.

     The Company expected to finalize the lease with The Playhouse Square Foundation for its Cleveland, Ohio location no later than June 15, 1997. Although certain details of the lease have not been finalized, construction has commenced.

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

     The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1996 and 1997 second quarters (twelve weeks) ended on July 14, 1996 and July 13, 1997, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the twelve weeks and the twenty-eight weeks ended July 14, 1996 and July 13, 1997, certain items from the Company's condensed consolidated Statement of Operations expressed as a percentage of net revenues.


                                                 Twelve Weeks Ended              Twenty-eight Weeks Ended
STATEMENT OF OPERATIONS DATA:              July 14, 1996    July 13, 1997      July 14, 1996    July 13, 1997
                                           -------------    -------------      --------------    -------------

RESTAURANT REVENUES(1)                          100.0%          100.0%             100.0%         100.0%

OPERATING EXPENSES
   Food and Beverage Cost                        30.9            30.4               30.9           30.2
   Restaurant Labor Costs(2)                     33.8            36.5               33.4           34.7
   Occupancy and Other Restaurant Expenses(3)    25.2            33.4               23.6           31.2
   Depreciation and Amortization                 10.8             7.0                9.4            8.9

RESTAURANT OPERATIONS                            (0.7)           (7.3)               2.7           (5.0)
   Interest (Income) Expense,  net                3.5            (1.3)               4.3           (1.2)
   Other (Income) Expense,  net                   0.5             0.4                0.2            0.4
   General and Administrative Expenses(4)        18.4            22.0               15.5           17.9


NET LOSS                                        (23.1)%         (28.4)%            (17.3)%        (22.1)%

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

                                        8

RESTAURANT REVENUES

     Restaurant revenues for the second quarter of fiscal 1997 decreased from $2,154,090 in 1996 to $1,511,675 in 1997, a decrease of $642,415 or a percentage decrease of 29.8%. Restaurant revenues year to date 1997 have decreased from $4,130,369 in 1996 to $3,720,550 in 1997, a decrease of $409,819 or a percentage decrease of 9.9%. The decrease for the quarter was due to a decrease in sales in all restaurant units. The Company's two newest restaurants experienced a decrease which is typical following the honeymoon period (see discussion of "honeymoon period" below). In addition, one of these new units is located in a downtown development area which is behind schedule by more than one year. Other traffic generators expected in the surrounding area of this restaurant did not open as the developer expected. Of the Company's mature restaurants, the restaurant located in New Jersey, has experienced a steady decline in sales levels. The location has been problematic with low mall traffic counts and a second floor location. The Company believes personnel issues and landlord conflicts have contributed to the decline in sales for this unit. As discussed previously, the Company is evaluating available alternatives for this unit.

     The Company expected to open two additional restaurant units in the first quarter of 1997, which would have created additional sales for the quarter and year to date. These restaurants would have been in their honeymoon periods, offsetting the declines due to the leveling off of revenues in restaurants opened in the prior year. These openings did not occur on schedule due to landlord development delays, out of the Company's control (see "Outlook" section).

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

     The Company has a limited operating history and a small base of mature restaurants (those which have been open more than 18 months). In the second quarter of 1997, the Company had three mature restaurants, none of which is a prototypical unit as planned by the Company for its expansion. Same store sales for these mature restaurants were $714,261 in the second quarter of 1997 compared to $979,134 in the second quarter of 1996, a decrease $264,873 or a percentage decrease of 27.0%. Year to date same store sales decreased from $2,315,967 in 1996 to $1,757,556 in 1997, a decrease of $558,411 or a percentage decrease of 24.1%.

     The majority of the decrease in same store sales of the mature restaurants was attributable to two of the three restaurants. As discussed above, the New Jersey unit has experienced a decline in sales for 1997 of 45.7%. The other unit has experienced a rapid growth in competition in its market area. Of eleven new restaurants opened within a five mile radius of this unit since the beginning of 1996, four are considered by the Company to provide head-on-head competition. Additionally, this restaurant was closed for renovation for 17 days in early 1997. The Company's third mature restaurant experienced a decrease in sales in the second quarter of 1997 due to daily bomb threats to the building where the restaurant is located. The bomb threats occurred for approximately 12 days causing evacuation of the restaurant during lunch, the restaurant's highest revenue period (85% of this unit's revenues are generated at lunch due to its downtown location). The Company was forced to write-off unpaid guest checks and customer counts in the restaurant declined following the twelve day period due to customer fears. Customer counts appear to be returning to normal levels at this time.

FOOD AND BEVERAGE COSTS

     Food and beverage costs for the second quarter of 1997 decreased from $666,041 in 1996 to $459,407 in 1997, a decrease $206,634 or a percentage decrease of 31.0%. As a percentage of sales, food and beverage costs decreased for the quarter from 30.9% to 30.4%, a percentage decrease of 0.5%.

     On a year to date basis, food and beverage costs decreased from $1,274,845 in 1996 to $1,124,459 in 1997, a decrease of $150,386 or a percentage decrease of 11.8%. As a percentage of sales, food and beverage costs year to date decreased from 30.9% to 30.2%, a percentage decrease of 0.7%. The dollar decreases in the food and beverage costs for both the quarter and year to date are attributable to the decrease in sales for the periods. The decreases in food and beverage costs as a percentage of revenues was attributable to efficiencies in purchasing achieved by corporate controls, menu re-engineering and training of purchasing personnel.

RESTAURANT LABOR

     Restaurant labor for the second quarter of 1997 decreased from $728,162 in 1996 to $551,958 in 1997, a decrease of $176,204 or a percentage decrease of 24.2%. As a percentage of revenues, restaurant labor costs for the second quarter 1997 versus 1996 increased from 33.8% to 36.5%, an increase of 2.7%. Year to date 1997, restaurant labor costs decreased from $1,377,809 in 1996 to $1,291,052 in 1997, a decrease of $86,757 or a percentage decrease of 6.3%. As a percentage of sales, restaurant labor costs year to date increased from 33.4% to 34.7%, an increase of 1.3%.

     The decrease in restaurant labor costs for the quarter and year to date are attributable to lower staffing levels due to decreased sales. As a percentage of sales, the increases are due to the fixed labor costs of the management staff as compared to the decrease in sales for all restaurant units.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

     Occupancy and other restaurant expenses for the second quarter of 1997 decreased from $543,689 in 1996 to $504,966 in 1997, a decrease of $38,723 or a percentage decrease of 7.1%. As a percentage of sales, occupancy and other restaurant expenses increased to 33.4% for the second quarter of 1997 from 25.2% for the second quarter of 1996 or an increase of 8.2%. Year to date, occupancy and other restaurant expenses increased from $977,887 in 1996 to $1,160,115 in 1997, an increase of $182,228 or a percentage increase of 18.6%. As a percentage of sales, occupancy and other restaurant expenses increased from 23.7% to 31.2%, a percentage increase of 7.5%.

     The decrease for the quarter was attributable to reductions in other restaurant expenses due to forecasted lower sales volumes. The increase, year to date, was attributable to rents for the two newest units opened in 1996. The increases in occupancy and other restaurant expenses as a percentage of sales, for both the quarter and year to date, were primarily due to the fixed occupancy costs and the decrease in sales of the restaurant units.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased from $231,201 in 1996 to $105,514 in 1997, a decrease of $125,687 or a percentage decrease of 54.4%. This decrease is due to the absence of amortization for pre-opening expenses for the two newest restaurants opened in 1996. Pre-opening costs are amortized over the first thirteen periods following the opening of a restaurant unit. These expenses were fully amortized prior to the end of the first quarter. Year to date, depreciation and amortization decreased from $386,231 to $329,554, a decrease of $56,677 or a percentage decrease of 14.7%. This decrease was also due to the full amortization of the newest restaurants opened in 1996, partially offset by higher depreciation of the fixed assets for those units in 1997. Depreciation was taken for the full seven periods in 1997.

     As a percentage of sales, depreciation and amortization decreased for the second quarter of 1997 to 7.0% from 10.7% for the second quarter of 1996, a decrease of 3.7%. Year to date, as a percentage of sales, depreciation and amortization decreased from 9.4% to 8.9%, a decrease of 0.5%.

RESTAURANT OPERATIONS

     The Company's loss from restaurant operations of $15,003 in the second quarter of 1996 increased to a loss of $110,170 in the second quarter of 1997, or an increase of $95,167. Year to date, the profit from restaurant operations for 1996 of $113,597 decreased to a loss of $184,630, a decrease of $298,227. The losses for the quarter and year to date were attributable to the increase in fixed occupancy costs and the decrease in sales for the Company's restaurants. The Company's two newest restaurants opened in the first quarter of 1996 and as discussed above were beyond their honeymoon period in 1997. Although cash flows from operations before depreciation and amortization were positive year to date 1997, cash flows from operations before depreciation and amortization for the second quarter of 1997 were negative $51,534.

INTEREST (INCOME) EXPENSE

     Interest expense exceeded interest income for the second quarter of 1996 by $74,416. Interest income exceeded interest expense for the second quarter of 1997 by $19,652, a change of $94,068 for the second quarter 1997 compared to 1996 or a percentage change of 126.4%. Year to date 1996, interest expense exceeded interest income by $176,870. Year to date 1997, interest income exceeded interest expense by $43,785, a change of $220,655 or a percentage change of 124.8%. The decreases in interest expense were due to the payoff of the bridge note financing in the amount of $2,300,000 acquired in the first two quarters of 1996 (see "Liquidity and Capital Resources" discussion) and the payoff of the Company's bank loans. Interest income exceeded interest expense for the second quarter of 1997 and year to date due to the investment of the remaining proceeds from the Company's initial public offering. The Company has reduced its debt to approximately $7,000 in equipment leases and a $50,000 convertible subordinated debenture that has not converted to Common Stock.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses for the second quarter of 1997 decreased from $396,773 in 1996 to $332,807 in 1997, a decrease of $63,966 or a percentage decrease of 16.1%. As a percentage of revenues, general and administrative expenses increased from 18.4% in 1996 to 22.0% in 1997, an increase of 3.6%. Year to date, general and administrative expenses increased from $641,155 in 1996 to $665,469 in 1997, an increase of $24,314 or a percentage increase 3.8%. As a percentage of sales, general and administrative expenses increased from 15.5% in 1996 to 17.9% in 1997, a percentage increase of 2.4%. The increase was primarily due to the addition of a Chief Operating Officer and a change in employment contract for the Chief Executive Officer as well as increases in travel and corporate systems needed to manage the increased numbers of restaurant units. These increases, however, were offset by management's cost controls of other expenses. The Company expected to open two additional restaurants in the first quarter of 1997, creating an increase in sales and reducing general and administrative expenses as a percentage of sales. The restaurants did not open in the first quarter of 1997 due to landlord development delays (see "Outlook" section).

NET LOSS

     The net loss for the second quarter of 1997 decreased from $497,615 in 1996 to $429,856 in 1997, a decrease of $67,759 or a percentage decrease of 13.6%. Year to date, the net loss increased from $716,048 in 1996 to $821,336 in 1997, an increase of $105,288, a percentage increase of 14.7%. The year to date increase was due to the increased loss for the first quarter.

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

     The Company's cash flow before interest, taxes, depreciation and amortization for the second quarter 1997 decreased $153,521, from a negative cash flow of $237,351 for the second quarter 1996 to a negative cash flow of $390,872. Year to date 1997, cash flow before interest, taxes, depreciation and amortization decreased $400,239, from a negative $244,711 in 1996 to a negative $644,950. The Company historically had working capital deficiencies, which it believes are typical in the restaurant industry. As of July 13, 1997, the Company's current assets of $1,713,098 exceeded its current liabilities of $991,374, resulting in positive working capital of

$721,724. The positive working capital is due to Cash and Cash Equivalents of $1,316,835 remaining from the offering. The prior deficiencies in working capital were due primarily to the current portion of certain indebtedness (which was repaid from the proceeds of the offering), the Company's ability to acquire favorable terms with its vendors and its aggressive growth strategy.

     Net cash used by operating activities increased $39,462 for the second quarter of 1997 as compared to the second quarter of 1996. Year to date, net cash used by operating activities increased $323,649 from $532,156 in 1996 to $855,805 in 1997. This was due primarily to the increase in net loss and a decrease in accrued expenses.

     Cash used in investing activities increased from $99,560 for the second quarter of 1996 to $410,705 for the second quarter of 1997, an increase of $311,145. Year to date, cash used in investing activities decreased from $1,483,297 in 1996 to $699,271 in 1997. The year to date decrease in cash used by investing activities reflects the furniture, equipment and leasehold improvements purchases for the two new restaurants opened in 1996, as compared to the construction in progress for Ft. Lauderdale and Cleveland in 1997.

     Net cash provided by financing activities decreased for the first quarter of 1997 as compared to 1996 from $82,392 to net cash used by financing activities of $815, a decrease of $83,207. The cash used by financing activities for the second quarter of 1997 consisted of principal payments of $815 on equipment leases of approximately $7,000. Year to date, net cash provided by financing activities decreased from $1,913,930 to net cash used by financing activities of $1,850. This decrease of $2,098,930 reflects the 1996 proceeds from the bridge financing which was repaid from the proceeds of the offering. In 1997 the net cash used by financing activities of $1,850 also consists of equipment lease payments.

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

     The Company expects to open its Ft. Lauderdale restaurant on September 22, 1997. It is anticipated that the investment by the Company to build the Ft. Lauderdale restaurant will be approximately $539,500. Construction is in progress on the Ft. Lauderdale restaurant. The Company has negotiated a lease for a Cleveland, Ohio restaurant expected to open late in 1997. The Company contribution to the development of the Cleveland location is estimated at $400,000. Although certain details of the lease have not been finalized, based upon agreement with the developer, construction has commenced for this restaurant. The Company has signed a lease for a restaurant in The Merrick Place Shops and Parking Building in Coral Gables, Florida, developed by the City of Coral Gables, and expects to open this restaurant mid December, 1997. The landlord has executed this lease. The Company has entered into a lease with Rouse-Orlando, Inc., an affiliate of the Rouse Company, for a 6,500 square foot restaurant in Orlando, Florida. The restaurant will be located in The Oviedo Marketplace, in close proximity to Central Florida University, Altamonte Springs, Winter Park and directly below a 22 screen movie theater. The

Company expects to open the Orlando restaurant in the first quarter of 1998.

     The Company has previously stated that, due to the growth of its corporate structure to support added restaurant units, the Company would not be profitable until additional restaurants were open. The Company is making every effort to reduce its corporate overhead expenses until additional restaurant units are open.

     The Company is negotiating a lease for a restaurant location at Balston Commons in Arlington, Virginia. The lease is presently in the drafting stages.

     The Company had originally planned to remodel its New Jersey restaurant in the first quarter of 1997 and to adjust the restaurant concept to better serve the New Jersey customer base and market. This renovation has not taken place and the Company is evaluating several alternatives with regard to this location.

     As noted above, the Company expects to open or have under development five restaurants during 1997 and estimates that approximately $2.6 million will be needed for the opening of these restaurants. The Company believes that in addition to the remaining net proceeds from its initial public offering, expected cash flow from operations and developer leasehold incentives, equipment leasing arrangements or other financing will be necessary to fund some of the costs associated with the opening of these five restaurants. The Company is pursuing equipment financing alternatives, and to date, has acquired an equipment lease for one restaurant.

     For the longer term, the Company's goal was to expand to thirty restaurants by year-end 2000. Landlord construction problems beyond the Company's control have caused delays in the opening of two restaurants which originally were planned to open in the first quarter of 1997. Therefore, the Company may not be able to reach its original goal. The Company anticipates that additional bank and other financing will be needed to fund costs associated with the opening of future restaurants. If such financing is not available, or if the Company's assumptions regarding cash flow or landlord leasehold incentives prove incorrect, the Company would be required to curtail its expansion plans further.

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

               N/A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 27, 1997 for the purpose of electing its board of directors. The result of the matter voted on is as follows:


                                                                     Against or
Election of Directors:                                 For           Withheld
                                                    ---------           -----

       Carl A. Bruggemeier                          2,844,960           7,600
       Catherine C. Jetter                          2,844,960           7,600
       Roger Lipton                                 2,844,960           7,600
       Marvin Rosenberg                             2,844,960           7,600
       Roger D. Taylor                              2,844,960           7,600
       Russell C. Wiles                             2,844,960           7,600
       John H. Wyant                                2,844,960           7,600

ITEM 5.  OTHER INFORMATION

               N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits

           10.1 Lease between Ciao Cucina Corporation and Rouse-Orlando, Inc., dated July 7, 1997.

           27    Financial Data Schedule (contained in EDGAR filing only)

       b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIAO CUCINA CORPORATION

Date: August 26, 1997               By: /s/ Catherine C. Jetter
                                       ------------------------
                                    Catherine C. Jetter
                                    Executive Vice President and
                                    Chief Financial Officer