Form 10QSB
period 1997-10-05
CIAO CUCINA CORP
filed 1997-11-19
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to ________________

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

                              Yes  X    No
                                  ---      ---

The issuer had 3,120,386 shares of Common Stock outstanding as of November 1, 1997.

           Transitional Small Business Disclosure Format (check one):

                              Yes       No  X
                                  ---      ---

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION

       Item 1.     Condensed Financial Statements

                   Balance Sheets                                         3
                   October 6, 1996 and October 5, 1997

                   Statements of Operations                               4
                   Twelve weeks and forty weeks ended
                   October 6, 1996 and October 5, 1997

                   Statements of Cash Flows                               5
                   Twelve weeks and forty weeks ended
                   October 6, 1996 and October 5, 1997

                   Notes to Financial Statements                          7

       Item 2      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9

PART II   OTHER INFORMATION

       Item 1      Legal Proceedings                                      19

       Item 2      Changes in Securities                                  19

       Item 3      Defaults Upon Senior Securities                        20

       Item 4      Submission of Matters to a Vote of
                     Security Holders                                     20

       Item 5      Other Information                                      20

       Item 6      Exhibits and Reports on Form 8-K                       20

                               CIAO CUCINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               October 6, 1996      October 5, 1997
                                                               ---------------      ---------------
                                   ASSETS                        (Unaudited)          (Unaudited)
                                                                 -----------          -----------
CURRENT ASSETS
    Cash and Cash Equivalents                                    $   268,384         $   721,309
    Accounts Receivable                                               83,951              55,276
    Inventories                                                       78,802             120,225
    Prepayments                                                       54,522             203,800
                                                                 -----------         -----------
        Total Current Assets                                         485,659           1,100,610

EQUIPMENT AND IMPROVEMENTS, net                                    4,633,305           5,018,661

INTANGIBLE ASSETS, net                                               514,704             210,264

SECURITY DEPOSITS AND OTHER                                          398,711             486,533
                                                                 -----------         -----------

TOTAL ASSETS                                                     $ 6,032,379         $ 6,816,068
                                                                 ===========         ===========

LIABILITIES, REDEEMABLE EQUITY
AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current Portion of Long-Term Debt                            $   321,127         $   135,632
    Accounts Payable                                                 569,852             628,675
    Accrued Expenses                                                 631,770             291,413
                                                                 -----------         -----------
        Total Current Liabilities                                  1,522,749           1,055,720

LONG-TERM LIABILITIES
    Notes Payable                                                  2,622,008             245,867
    Accrued Rentals                                                  494,437             508,418
    Deferred Lease Incentives                                      2,164,073           1,956,263
                                                                 -----------         -----------
        Total Long-Term Liabilities                                5,280,518           2,710,548

REDEEMABLE EQUITY
    10% Series A Convertible Preferred Stock-$100 par
      value, 15,000 shares authorized and issued                   1,681,243                -
    10% Series B Convertible Preferred Stock-$690 par
      value, 1,740 shares authorized, 1,584 shares issued          1,259,006                -
                                                                 -----------         -----------
        Total Redeemable Equity                                    2,940,249                -

SHAREHOLDERS' EQUITY (DEFICIT)
    Common Stock-no par value, 10,000,000 shares
      authorized, 794,355 shares issued for 1996,
      3,120,386 shares issued for 1997                                   750           9,229,195
    Additional Paid-In Capital (Deficit)                          (1,717,372)         (1,647,372)
    Accumulated Deficit                                           (1,859,515)         (4,532,023)
    Treasury Stock-244,445 shares stated at cost                    (135,000)               -
                                                                 -----------         -----------
        Total Shareholders' Equity (Deficit)                      (3,711,137)          3,049,800

TOTAL LIABILITIES, REDEEMABLE EQUITY
    AND SHAREHOLDERS' EQUITY (DEFICIT)                           $ 6,032,379         $ 6,816,068
                                                                 ===========         ===========

                                       (3)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Forty Weeks Ended               For the Twelve Weeks Ended
                                                       October 6,         October 5,           October 6,         October 5,
                                                         1996                1997                1996                1997
                                                     -------------------------------         -------------------------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
                                                     -----------         -----------         -----------          -----------

RESTAURANT REVENUES                                  $ 5,979,299         $ 5,249,137         $ 1,856,934         $ 1,528,587

OPERATING EXPENSES
    Food and Beverage Costs                            1,840,423           1,582,470             565,578             458,011
    Restaurant Labor Costs                             1,987,524           1,834,606             609,715             543,554
    Occupancy and Other Restaurant Expenses            1,567,854           1,674,556             438,672             514,441
    Depreciation and Amortization                        637,266             454,668             251,035             125,114
                                                     -------------------------------         -------------------------------
                                                       6,033,067           5,546,300           1,865,000           1,641,120

RESTAURANT OPERATIONS                                    (53,768)           (297,163)             (8,066)           (112,533)

    Interest Expense (Income), net                       205,952             (47,862)             29,082              (4,077)
    Other Expense (Income), net                             (201)             19,666             (11,619)              4,644
    General and Administrative Expenses                  678,732             946,970             196,674             281,501
    Loss from Impairment of Long-Lived Assets                -               213,655                 -               213,655
                                                     -------------------------------         -------------------------------

NET LOSS                                                (938,251)         (1,429,592)           (222,203)           (608,256)

    Accretion of Dividends on Preferred Stock           (196,349)                -               (56,728)                -
    Accretion of Discount on Preferred Stock             (10,364)                -                (3,109)                -
                                                     -------------------------------         -------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                  ($1,144,964)        ($1,429,595)          ($282,040)          ($608,256)
                                                     ================================        ===============================

NET LOSS PER COMMON SHARE                                 ($2.01)             ($0.46)             ($0.49)             ($0.19)
                                                     ================================        ===============================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   569,910           3,118,062             569,910           3,120,386


                                       (4)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Forty Weeks Ended          For the Twelve Weeks Ended
                                                       October 6,       October 5,        October 6,         October 5,
                                                          1996             1997              1996              1997
                                                          ----             ----              ----              ----
                                                      (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
                                                      -----------      -----------       -----------        -----------
CASH FLOWS FROM
    OPERATING ACTIVITIES
    Net Loss                                           ($938,251)      ($1,429,592)        ($222,203)        ($608,256)
    Depreciation                                         360,857           380,261           127,166           114,078
    Amortization                                         276,632            74,406           124,092            11,036
    Amortization of Lease Incentives                    (137,266)         (156,261)          (45,502)          (46,878)
    Loss from Impairment of Long-Lived Assets                -             213,655               -             213,655
    Accretion of Notes Payable Discount                   12,500               -               6,250               -
    Changes in Operating Assets and Liabilities
        Decrease (Increase ) in -
            Accounts Receivable                          (55,262)          (12,899)          (22,586)           (3,902)
            Inventories                                  (32,728)          (33,022)           28,349           (34,562)
            Prepayments                                  (31,686)          (40,040)          131,730            55,326
            Pre-opening Costs                           (257,717)         (146,376)           (1,583)         (124,693)
        Increase (Decrease) in -
            Accounts Payable                             310,455            84,259           165,390          (102,571)
            Accrued Expenses                             255,772          (306,788)           85,510            85,896
            Accrued Rentals                              121,273              (667)           40,122           (11,575)

NET CASH USED BY OPERATING ACTIVITIES                   (115,421)       (1,373,064)          416,735          (452,346)

CASH FLOWS FROM
    INVESTING ACTIVITIES
    Purchase of Equipment and Improvements            (1,716,076)       (1,012,811)         (234,395)         (470,235)
    Cash Paid for Security Deposits                      (54,537)          (37,090)          (53,118)          (11,662)
    Cash Paid for Note Receivable                            -             (48,000)              -                 -
    Cash Paid for Intangible Assets                     (129,904)           (4,883)         (129,078)              -

NET CASH USED BY INVESTING ACTIVITIES                 (1,900,517)       (1,102,784)         (416,591)         (481,897)

CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from Issuance of Warrants                    50,000               -                 -                 -
    Proceeds from Notes Payable                        2,257,200           359,582           250,000           359,582
    Payments of Notes Payable                           (160,538)          (36,186)          (17,268)          (20,865)
    Payments of Syndication Costs                            -                 -                 -                 -
    Proceeds from Bridge Financing                           -                 -                 -                 -

NET CASH PROVIDED (USED)                               2,146,662           323,396           232,732           338,717
    BY FINANCING ACTIVITIES

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     130,724        (2,152,454)          232,876          (595,526)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                  137,660         2,873,761            35,508         1,316,835

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                       $268,384          $721,309          $268,384          $721,309



                                       (5)

                             CIAO CUCINA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Forty Ended      For the Twelve Weeks Ended
                                                      October 6,    October 5,    October 6,    October 5,
                                                        1996          1997          1996          1997
                                                        ----          ----          ----          ----
                                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                     -----------   -----------   -----------   -----------
SUPPLEMENTAL SCHEDULE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES

    Deferred Landlord Incentives Received,
      Used For Purchase of Leasehold
      Improvements and Equipment                        $90,088      $296,084           -        $298,084

    Dividends Accrued on Series A and B
      Convertible Preferred Stock                      $196,349           -         $56,728           -

    Accretion of Discount on Series A Convertible
      Preferred Stock                                   $10,364           -          $3,109           -

    Accretion of Discount on Issuance
      of Bridge Notes                                   $12,500           -          $6,250           -

    Issuance of Bridge Note for Deferred               $200,000           -             -             -
      Financing Costs

    Conversion of Participating Debenture to
      Common Stock                                          -         $50,000           -             -

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    Cash Paid for Interest                             $229,545        $8,680       $99,449        $7,707















                                       (6)

                             CIAO CUCINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

   In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 6, 1996 and October 5, 1997 and the results of operations and cash flows for the twelve weeks and forty weeks ended October 6, 1996 and October 5, 1997. Interim results are not necessarily indicative of results for a full year.

   The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 29, 1996. See the Company's Annual Report on Form 10-KSB, File No. 000-21745.

2.  COMMITMENTS

   On May 8, 1997, the Company entered into a lease for a 5,809 square foot restaurant in Coral Gables, Florida. The restaurant will be located in the Merrick Place Shops and Parking Building developed by the City of Coral Gables. The project is in the permit stage.

   On July 7, 1997, the Company entered into a lease for a 6,500 square foot restaurant in Orlando, Florida. The restaurant will be located in The Oviedo Marketplace, in close proximity to Central Florida University, Altamonte Springs and Winter Park and directly below a 22 screen movie theater. The Oviedo Marketplace is being developed by Rouse-Orlando, Inc., an affiliate of the Rouse Company. The project is in the architectural design stage.

  On September 15, 1997, the Company entered into a sublease, with Loew's Building, Ltd., for a 5,700 square foot restaurant and an 11,500 square foot banquet facility in Cleveland , Ohio. The restaurant and banquet facility will be located in the Cleveland Playhouse Square Center, in the heart of the redeveloped theater district. The project is under construction.

   On October 27, 1997, the Company signed a lease for a 6,622 square foot restaurant in Arlington, Virginia. The restaurant will be located in the Ballston Common Mall, an upscale retail and office complex, directly below 13 movie theaters with stadium style seating. Ballston Common Mall is developed by Forest City Development Company located in Cleveland, Ohio.

   The Company estimates that approximately $2.1 million will be needed, in addition to landlord incentives, for leasehold improvements, furniture, fixtures, equipment and pre-opening expenses, for these four restaurants.

                             CIAO CUCINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS

   The Company reviews its long-lived assets for impairment as required by FAS
121. The Company has determined that the long-lived assets in its New Jersey restaurant have been impaired due to the decline in sales and a loss of $213,655 has been recognized in the third quarter of 1997. The Company plans to exit the New Jersey location and, consequently, has determined that the leasehold improvements, furniture and fixtures and the restaurant kitchen equipment should be written down to zero. The Company can use the point of sale system, the computer and the copier at other locations and continues to carry these fixed assets at their fair value which approximates their current book value. Fair value was derived from sales and purchases of comparable equipment.

   This restaurant unit received significant landlord incentives for the construction and other capital improvements to the property. These landlord incentives have been accounted for as deferred leasehold incentives and the write-off of the related assets will have no effect on the statement of operations in the future.

4.  SUBSEQUENT EVENT

   On Tuesday, November 11, 1997, the Company determined it would close its New Jersey restaurant and exit the location. The Company is negotiating with the landlord to exit the location and currently expects to reach a settlement with the landlord prior to the end of the fourth quarter. The Company currently expects the settlement to be approximately $400,000 which would be charged to the Company's Statement of Operations when the settlement is agreed upon by both parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company owns and operates six restaurants, serving authentic Mediterranean cuisine, under the name "Ciao Baby Cucina"and "Ciao Cucina". Five of the Company's six restaurants have been in operation for more than one year with its newest restaurant opened on September 26, 1997 and two other of its newest restaurants opened in February and March, 1996.

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1996 and 1997 third quarters (twelve weeks) ended on October 6, 1996 and October 5, 1997, respectively.

RESULTS OF OPERATIONS

   The following table sets forth, for the twelve weeks and the forty weeks ended October 6, 1996 and October 5, 1997, certain items from the Company's condensed consolidated Statement of Operations expressed as a percentage of net revenues.


                                                     Twelve Weeks Ended                        Forty Weeks Ended
STATEMENT OF OPERATIONS DATA:                   October 6, 1996  October 5, 1997     October 6, 1996   October 5, 1997
                                                ---------------  ---------------     ---------------   ---------------

RESTAURANT REVENUES(1)                               100.0%           100.0%           100.0%           100.0%

OPERATING EXPENSES
   Food and Beverage Cost                             30.5             30.0             30.8             30.1
   Restaurant Labor Costs(2)                          32.8             35.6             33.2             35.0
   Occupancy and Other Restaurant Expenses(3)         23.6             33.6             26.2             31.9
   Depreciation and Amortization                      13.5              8.2             10.7              8.7

RESTAURANT OPERATIONS                                 (0.4)            (7.4)            (0.9)            (5.7)

   Interest (Income) Expense, net                      1.6             (0.3)             3.4             (0.9)
   Other (Income) Expense, net                        (0.6)             0.3              0.0              0.4
   General and Administrative Expenses(4)             10.6             18.4             11.4             18.0
   Loss from Impairment of Long Lived Assets           0.0             14.0              0.0              4.1

NET LOSS                                             (12.0)%          (39.8)%          (15.7)%          (27.3)%

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

  Restaurant revenues for the third quarter of fiscal 1997 decreased from $1,856,934 in 1996 to $1,528,587 in 1997, a decrease of $328,347 or a percentage decrease of 17.7%. Restaurant revenues year to date 1997 have decreased from $5,979,299 in 1996 to $5,249,137 in 1997, a decrease of $730,162 or a percentage decrease of 12.2%. The decrease for the quarter and year to date was due primarily to a decrease in sales in the Company's New Jersey restaurant and an additional decrease in sales in the Memphis, Tennessee restaurant. Year to date, the decrease in sales in New Jersey was $480,072 as compared to 1996. An additional decrease of $267,304 was experienced by the Memphis location.

   As discussed previously, the Company's New Jersey restaurant has experienced a steady decline in sales levels. The location has been problematic with low mall traffic counts and a second floor location. In addition, the Company believes personnel issues and landlord conflicts have contributed to the decline in sales for this unit. After on going market analysis for this location, the Company believes that the majority of the Northern New Jersey market prefers traditional Southern Italian cuisine. The Company originally considered remodeling this location and changing the concept to better serve the New Jersey customer base and market, but in considering the landlord and personnel issues as well as the Company's decision not to cluster in the New Jersey area, the Company feels it would be more beneficial to the Company to exit this location. The Company is currently in negotiations with the landlord to accomplish this strategy. (See the presentation of "Results of Operations" without the New Jersey location, on page 14.)

   The Company's Memphis, Tennessee restaurant is located in a downtown development area which is behind schedule by more than one year. Other traffic generators expected in the surrounding area of this restaurant did not open as the developer expected. In addition, the Orpheum theater, which is expected to be a high traffic generator, was being renovated for more than a year and no major, long-running productions were scheduled until the fourth quarter of 1997. The decline in sales levels for this restaurant were also attributable to the end of the restaurant's honeymoon period.

   The Company expected to open two additional restaurant units in the first quarter of 1997, which would have created additional sales for the quarter and year to date. These restaurants would have been in their honeymoon periods, offsetting the declines due to the leveling off of revenues in restaurants opened in the prior year. These openings did not occur on schedule due to landlord development delays, out of the Company's control (see "Outlook" section). One of these restaurant units opened on September 26, 1997, nine days before the end of the third quarter.

   In the third quarter of 1996, the Aronoff Center for the Arts, directly across the street from the Company's Downtown Cincinnati restaurant, opened the Broadway series show "Sunset Boulevard" on August 10. In 1997, the first Broadway series production "Showboat" opened 13 days after the end of the third quarter. The lack of a major performance in the theater caused a decrease in sales for this unit for the quarter and year to date.

   The Company has a limited operating history and a small base of mature restaurants (those which have been open more than 18 months). In the third quarter of 1997, the Company had three mature restaurants, none of which is a prototypical unit as planned by the Company for its expansion. Same store sales for these mature restaurants were $739,524 in the third quarter of 1997 compared to $861,515 in the third quarter of 1996, a decrease of $121,991 or a percentage decrease of 14.2%. Year to date same store sales for the mature restaurants decreased from $3,177,482 in 1996 to $2,497,080 in 1997, a decrease of $680,402 or a percentage decrease of 21.4%.

   The majority of the decrease in same store sales of the mature restaurants year to date was attributable to two of the three restaurants. As discussed above, the New Jersey unit has experienced a decline in sales for 1997 of 45.7% or $480,072. The other unit experienced a slight increase in same store sales for the quarter of $3,655 in 1997 as compared to 1996 or a percentage increase of 1.66% although same store sales for this unit are down year to date approximately 15.6%. This unit has experienced a rapid growth in competition in its market area. Of eleven new restaurants opened within a five mile radius of this unit since the beginning of 1996, four are considered by the Company to provide head-on-head competition. Additionally, this restaurant was closed for renovation for 17 days in early 1997. The Company's third mature restaurant experienced a slight decrease in sales in the third quarter of 1997 of 1.42% and a decrease year to date of 5.62%. The majority of lost sales occurred in the second quarter when daily bomb threats to the building where the restaurant is located occurred for approximately 12 days causing evacuation of the restaurant during lunch, the restaurant's highest revenue period, ( 85% of this unit's revenues are generated at lunch due to its downtown location). The Company was forced to write-off unpaid guest checks and customer counts in the restaurant declined following the twelve day period due to customer fears. Customer counts have returned to normal levels.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for the third quarter of 1997 decreased from $565,578 in 1996 to $458,011 in 1997, a decrease $107,567 or a percentage decrease of 19.0%. As a percentage of sales, food and beverage costs decreased for the quarter from 30.5% to 30.0%, a percentage decrease of 0.5%.

   On a year to date basis, food and beverage costs decreased from $1,840,423 in 1996 to $1,582,470 in 1997, a decrease of $257,953 or a percentage decrease of 14.0%. As a percentage of sales, food and beverage costs year to date decreased from 30.8% to 30.1%, a percentage decrease of 0.7%. The dollar decreases in the food and beverage costs for both the quarter and year to date are attributable to the decrease in sales for the periods. The decreases in food and beverage costs as a percentage of revenues was attributable to efficiencies in purchasing achieved by corporate controls, menu re-engineering and training of purchasing personnel.

RESTAURANT LABOR

   Restaurant labor for the third quarter of 1997 decreased from $609,715 in 1996 to $543,554 in 1997, a decrease of $66,161 or a percentage decrease of 10.9%. As a percentage of revenues, restaurant labor costs for the third quarter 1997 versus 1996 increased from 32.8% to 35.6%, an increase of 2.8%. Year to date 1997, restaurant labor costs decreased from $1,987,524 in 1996 to $1,834,606 in 1997, a decrease of $152,918 or a percentage decrease of 7.7%. As a percentage of sales, restaurant labor costs year to date increased from 33.2% to 35.0%, an increase of 1.8%.

  The decrease in restaurant labor costs for the quarter and year to date are attributable to lower staffing levels due to decreased sales. As a percentage of sales, the increases are due to the fixed labor costs of the management staff as compared to the decrease in sales, primarily in New Jersey.

Excluding New Jersey, restaurant labor costs year to date, increased only slightly from 33.2% to 33.7%, an increase of .5%. (See the presentation of "Results of Operations" without the New Jersey location, on page 14.)

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for the third quarter of 1997 increased from $438,672 in 1996 to $514,441 in 1997, an increase of $75,769 or a percentage increase of 17.3%. As a percentage of sales, occupancy and other restaurant expenses increased to 33.7% for the third quarter of 1997 from 23.6% for the third quarter of 1996 or an increase of 10.1%. Year to date, occupancy and other restaurant expenses increased from $1,567,854 in 1996 to $1,674,556 in 1997, an increase of $106,702 or a percentage increase of 6.8%. As a percentage of sales, occupancy and other restaurant expenses increased from 26.2% to 31.9%, a percentage increase of 5.7%.

    The dollar increase for the quarter was attributable to increased rents from annual escalations in leases (negotiated as part of the original leases), increased repairs and maintenance expenses for mature restaurants, increased advertising and promotion expenses in an effort to increase sales, increased insurance costs due to the initial public offering and increases in property taxes. Year to date, the dollar increase was attributable to all of the above and, in addition, to ten periods of rent year to date 1997 for the restaurants opened in 1996, compared to seven and one-half periods rent for one of the restaurants opened in 1996 and seven periods rent for the other unit opened in 1996. The increases in occupancy and other restaurant expenses as a percentage of sales, for both the quarter and year to date, were primarily due to the fixed occupancy costs as compared to a decrease in sales of the restaurant units.

Excluding New Jersey, year to date occupancy and other restaurant expenses increased from 26.2% to 29.3%, an increase of 3.1%. (See the presentation of "Results of Operations" without the New Jersey location, on page 14.)

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization for the third quarter decreased from $251,035 in 1996 to $125,114 in 1997, a decrease of $125,921 or a percentage decrease of 50.2%. This decrease is due to the absence of amortization of pre-opening expenses for the two newest restaurants opened in 1996. Pre-opening costs are amortized over the first thirteen periods following the opening of a restaurant unit. These expenses were fully amortized prior to the end of the first quarter. Year to date, depreciation and amortization decreased from $637,266 to $454,668, a decrease of $182,598 or a percentage decrease of 28.7%. This decrease was also due to the full amortization of pre-opening expenses for the newest restaurants opened in 1996, partially offset by higher depreciation of the fixed assets for those units in 1997. Depreciation was taken for the full ten periods in 1997.

   As a percentage of sales, depreciation and amortization decreased for the third quarter of 1997 to 8.2% from 13.5% for the third quarter of 1996, a decrease of 5.3%. Year to date, as a percentage of sales, depreciation and amortization decreased from 10.7% to 8.7%, a decrease of 2.0%.

RESTAURANT OPERATIONS

   The Company's loss from restaurant operations of $8,066 in the third quarter of 1996 increased to a loss of $112,533 in the third quarter of 1997, or an increase of $104,467. Year to date, the loss from restaurant operations for 1996 of $53,768 increased to a loss of $297,163, an increase of $243,395. The losses for the quarter and year to date were attributable to the increase in fixed occupancy costs and the decrease in sales for the Company's restaurants. Two of the Company's newest restaurants opened in the first quarter of 1996 and as discussed above were beyond their honeymoon period in 1997. Although cash flows from operations before depreciation and amortization were positive year to date 1997, cash flows from operations before depreciation and amortization for the third quarter of 1997 were negative $34,297.

   Excluding the New Jersey restaurant, the Company had a profit from restaurant operations year to date of $2,965 and a positive cash flow from restaurant operations of $267,373. For the third quarter 1997, the Company had a profit from restaurant operations of $788 and $68,824 positive cash flow from restaurant operations. (See the presentation of "Results of Operations" without the New Jersey location, on page 14.)

INTEREST (INCOME) EXPENSE

   Interest expense exceeded interest income for the third quarter of 1996 by $29,082. Interest income exceeded interest expense for the third quarter of 1997 by $4,077, a change of $33,159 or a percentage change of 114.0%. Year to date 1996, interest expense exceeded interest income by $205,952. Year to date 1997, interest income exceeded interest expense by $47,862, a change of $253,814 or a percentage change of 123.2%. The decreases in interest expense were due to the payoff of the bridge note financing in the amount of $2,300,000 acquired in the first two quarters of 1996 (see "Liquidity and Capital Resources" discussion) and the payoff of the Company's bank loans. Interest income exceeded interest expense for the third quarter of 1997 and year to date due to the investment of the remaining proceeds from the Company's initial public offering. The Company has reduced its debt to approximately $257,000 in equipment leases, a $74,000 loan from the Ft Lauderdale landlord and a $50,000 convertible subordinated debenture that has not converted to Common Stock.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses for the third quarter of 1997 increased from $196,674 in 1996 to $281,501 in 1997, an increase of $84,827 or a percentage increase of 43.1%. As a percentage of revenues, general and administrative expenses increased from 10.6% in 1996 to 18.4% in 1997, an increase of 7.8%. Year to date, general and administrative expenses increased from $678,732 in 1996 to $946,970 in 1997, an increase of $268,238 or a percentage increase 39.5%. As a percentage of sales, general and administrative expenses increased from 11.4% in 1996 to 18.0% in 1997, a percentage increase of 6.6%. The increase was primarily due to the addition of a Chief Operating Officer and a change in the employment contract for the Chief Executive Officer as well as increases in travel and corporate systems needed to manage the increased number of restaurant units.

   The Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Marketing Director of the Company have all taken voluntary salary deferrals starting September 8, 1997 for an indefinite period. Although Generally Accepted Accounting Principles require the accrual of the full salary amounts due to these employees, the deferral of these amounts will preserve cash flow for the Company. The Company's management took this action not only to preserve cash flow but to show their continuing commitment to the long term growth of the Company and Shareholder value.

   The following percentage deferrals were voluntarily taken by corporate management:

     President and Chief Executive Officer                             28%
     Executive Vice President and Chief Operating Officer              20%
     Executive Vice President and Chief Financial Officer              10%
     Marketing Director                                                 8%

   In addition to the above salary deferrals, the Company has eliminated two corporate staff positions, has reduced the cost of the corporate office rents and is taking steps to reduce every possible corporate overhead expense until more restaurant units are open.

LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS

   The Company reviews its long-lived assets, for impairment, as required by FAS
121. The Company has determined that the long-lived assets in its New Jersey restaurant have been impaired due to the decline in sales and a loss of $213,655 has been recognized in the third quarter of 1997. The Company plans to exit the New Jersey location and, consequently, has determined that the leasehold improvements, furniture and fixtures and the restaurant kitchen equipment should be written down to zero. The Company can use the point of sale system, the computer and the copier at other locations and continues to carry these fixed assets at their fair value which approximates their current book value. Fair value was derived from sales and purchases of comparable equipment.

   This restaurant unit received significant landlord incentives for the construction and other capital improvements to the property. These landlord incentives have been accounted for as deferred leasehold incentives and the write-off of the related assets will have no effect on the statement of operations in the future.

NET LOSS

   The net loss for the third quarter of 1997 increased from $222,203 in 1996 to $608,256 in 1997, an increase of $386,053 or a percentage increase of 173.7%. Year to date, the net loss increased from $938,251 in 1996 to $1,429,592 in 1997, an increase of $491,341, or a percentage increase of 52.3%. The year to date increase in the net loss was due to a decrease in sales and to increases in labor, occupancy costs and general and administrative expenses as well as the recognition of a loss from impairment of long-lived assets for the New Jersey restaurant.

  Of the net loss for the year, $513,783 was attributable to the New Jersey restaurant. Excluding New Jersey, the net loss would have decreased to $915,809, a decrease of $22,442. (See the presentation of "Results of Operations" without the New Jersey location, on page 14.)

RESULTS OF OPERATIONS EXCLUSIVE OF NEW JERSEY

   The following table sets forth, by quarter for the forty weeks ended October 5, 1997, certain items from the Company's condensed consolidated Statement of Operations, exclusive of the New Jersey restaurant.


                                     First Quarter    Second Quarter     Third Quarter
STATEMENT OF OPERATIONS DATA:        April 21, 1997   July 14, 1997     October 5, 1997
                                    ---------------   -------------     ---------------
                                    (Sixteen Weeks)   (Twelve Weeks)    (Twelve Weeks)

RESTAURANT REVENUES                   $ 1,945,633      $ 1,347,653       $ 1,386,308

OPERATING EXPENSES
   Food and Beverage Cost                 578,413          408,444           405,094
   Restaurant Labor Costs                 632,037          478,127           468,667
   Occupancy and Other
       Restaurant Expenses                533,371          415,989           422,999
   Depreciation and Amortization          175,568           69,160            88,760

RESTAURANT OPERATIONS                 $    26,244      $   (24,067)      $       788

   The following table sets forth, for the third quarter and for the forty weeks ended October 5, 1997, certain items from the Company's condensed consolidated Statement of Operations, exclusive of the New Jersey restaurant, expressed as a percentage of revenues.

                                         Third Quarter       Year to Date
STATEMENT OF OPERATIONS DATA:           October 5, 1997     October 5, 1997
                                        ---------------     ---------------

RESTAURANT REVENUES                           100.0%            100.0%

OPERATING EXPENSES
   Food and Beverage Cost                      29.2%             29.8%
   Restaurant Labor Costs                      33.8%             33.7%
   Occupancy and Other
       Restaurant Expenses                     30.5%             29.3%
   Depreciation and Amortization                6.4%              7.1%

RESTAURANT OPERATIONS                            .1%               .1%

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

   The Company's cash flow before interest, taxes, depreciation, amortization and loss from impairment of long lived assets for the third quarter 1997 decreased $72,188, from a positive cash flow of $37,891 for the third quarter 1996 to a negative cash flow of $34,297. Year to date 1997, cash flow before interest, taxes, depreciation, amortization and loss from impairment of long lived assets decreased $444,712, from a positive $445,956 in 1996 to a positive $1,244. The Company historically had working capital deficiencies, which it believes are typical in the restaurant industry. As of October 5, 1997, the Company's current assets of $1,100,610 exceeded its current liabilities of $1,055,720, resulting in positive working capital of $44,890. The positive working capital is due to Cash and Cash Equivalents of $721,309 remaining from the offering. The prior deficiencies in working capital were due primarily to the current portion of certain indebtedness (which was repaid from the proceeds of the offering), the Company's ability to acquire favorable terms with its vendors and its aggressive growth strategy.

   Net cash used by operating activities increased $869,081 for the third quarter of 1997 as compared to the third quarter of 1996. Year to date, net cash used by operating activities increased $1,257,643 from $115,421 in 1996 to $1,373,064 in 1997. This was due primarily to the increase in net loss and a decrease in accrued expenses.

   Cash used by investing activities increased from $416,591 for the third quarter of 1996 to $481,897 for the third quarter of 1997, an increase of $65,306. Year to date, cash used by investing activities decreased from $1,900,517 in 1996 to $1,102,784 in 1997, a decrease of $797,733. The year to date decrease in cash used by investing activities reflects the furniture, equipment and leasehold improvements purchases for the two new restaurants opened in 1996, as compared to the construction for Ft. Lauderdale and construction in progress for Cleveland in 1997.

   Net cash provided by financing activities increased for the third quarter of 1997 as compared to 1996 from $232,732 to net cash provided by financing activities of $338,717, an increase of $105,985. Cash provided by financing activities for the third quarter of 1997 consisted mainly of equipment lease funding for the downtown Cincinnati restaurant and the loan portion of the tenant finish allowance from the Ft. Lauderdale landlord. Year to date, net cash provided by financing activities decreased from $2,146,662 to $323,396. This decrease of $1,823,266 primarily reflects the 1996 proceeds from the bridge financing which was repaid from the proceeds of the offering, net of the equipment lease and landlord financing discussed previously.

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

   The Company expects to open its Cleveland, Ohio restaurant in January 1998 and the Cleveland banquet facility in February 1998. The Company contribution to the development of the Cleveland location is estimated at $425,000. Although certain details of the lease had not been finalized, based upon agreement with the developer, construction commenced for this restaurant prior to the third quarter of 1997. The Company finalized its lease in the third quarter.

   The Company has entered into a lease with the City of Coral Gables for a restaurant in The Merrick Place Shops and Parking Building in Coral Gables, Florida and currently expects to open this restaurant in March 1998.

   The Company has entered into a lease with Rouse-Orlando, Inc., an affiliate of the Rouse Company, for a 6,500 square foot restaurant in Orlando, Florida. The restaurant will be located in The Oviedo Marketplace, in close proximity to Central Florida University, Altamonte Springs, Winter Park and directly below a 22 screen movie theater. The Company currently expects to open the Orlando restaurant in the first quarter of 1998.

   The Company has signed a lease for a 6,622 square foot restaurant location in Arlington, Virginia and is awaiting execution of the lease by the landlord. The proposed restaurant will be located in the Ballston Common Mall, an upscale retail and office complex, directly below 13 movie theaters with stadium style seating. The Company currently expects to open this restaurant in the second quarter of 1998.

   In the past, developer delays in the construction of their projects have delayed the Company in opening its restaurant units when previously expected. The Company is attempting to reduce the risk of developer delays by selecting projects which are substantially in progress. The Merrick Place Shops and Parking building is complete at this time, with the grand opening of this building on November 7, 1997. The Rouse Company has notified the Company that they have substantially completed construction of Oveido Marketplace in accordance with the lease agreement and the Company can commence its construction.

The Company has previously stated that, due to the growth of its corporate structure to support added restaurant units, the Company would not be profitable until additional restaurants were open. The Company is continuing to make every effort to reduce its corporate overhead expenses until additional restaurant units are open.

   The Company had originally planned to remodel its New Jersey restaurant in the first quarter of 1997 and to adjust the restaurant concept to better serve the New Jersey customer base and market. This renovation has not taken place and subsequent to October 5, 1997, the Company determined it would exit this location. The Company is negotiating with the landlord to exit the location, and currently expects to reach a settlement with the landlord prior to the end of the fourth quarter. The Company currently expects the settlement to be approximately $400,000 which would be charged to the Company's Statement of Operations when the settlement is agreed upon by both parties. The Company believes that, although there will be costs associated with the closure of this location, the elimination of New Jersey will improve the financial performance of the Company in the long term and allow the Company's management to concentrate on other restaurant units with more profit potential. Included in general and administrative expenses for the Company are additional corporate overhead expenses, primarily travel, which relate to the management of the New Jersey location. The presentation of the Company's Results of Operation on page 14, exclusive of New Jersey, does not reflect the additional savings in corporate overhead that would be realized if the Company were not operating the New Jersey restaurant.

   As noted above, the Company expects to have under development four restaurants during the remainder of 1997 and estimates that approximately $2.1 million will be needed for the opening of these restaurants. In addition to the remaining net proceeds from its initial public offering, expected cash flow from operations and developer leasehold incentives, equipment leasing arrangements or other financing will be necessary to fund the costs associated with the opening of these four restaurants. The Company is pursuing financing alternatives and, to date, the Company has acquired an equipment lease for one restaurant.

   For the longer term, the Company's goal was to expand to thirty restaurants by year-end 2000. Landlord construction problems beyond the Company's control have caused delays in the opening of two restaurants which originally were planned to open in the first quarter of 1997. Therefore, the Company will not be able to reach its original goal. The Company anticipates that additional bank and other financing will be needed to fund costs associated with the opening of future restaurants. If such financing is not available, or if the Company's assumptions regarding cash flow or landlord leasehold incentives prove incorrect, the Company would be required to curtail its expansion plans further.

   The Company expects growth to continue in the restaurant industry as more and more people are consuming their meals away from home or taking prepared meals to the home. Therefore, the Company continues to search for additional locations in its target markets for continued growth. For the near term, the Company plans to concentrate its efforts on opening the new units for 1998 while evaluating additional proposals for other new locations in 1998 and 1999.

  The restaurant business is seasonal by nature and the Company's strategy of locating its restaurants near high traffic generators is intended to attract customers who are already in the area for purposes other than a meal. Any seasonality associated with these high traffic generators could affect the level of sales for a particular unit.

  The Company expects the fourth quarter of the year to reflect higher sales due to the holiday season and the schedules for theaters in close proximity to the downtown Cincinnati and the Memphis, Tennessee restaurants. As discussed previously, in Cincinnati, the Broadway series show "Showboat" has been running in the fourth quarter with excellent attendance and increased customer counts for that unit. "Phantom of the Opera" opened in Memphis, at the Orpheum

Theater, on November 12, 1997, running for four weeks, and the Company expects increased customer counts in that location also. Many of the Company's restaurant units have private dining rooms which are traditionally booked for holiday parties starting after Thanksgiving increasing customer counts further.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On August 20, 1997, suit was filed against the Company in Bergen County Division of the Superior Court of New Jersey by the landlord for the Company's New Jersey restaurant (JMB Income Properties, Ltd.-XI v. Ciao Cucina Corporation, Civil Action # L-7946-97). The complaint alleges that the Company has breached its lease by failing to pay its proportionate share of real estate taxes for the location and failing to maintain the premises in accordance with the lease and also has anticipatorily breached the lease, by requesting a restructuring or termination of the lease. The complaint seeks unspecified damages and an order requiring the Company to comply with the lease. The Company believes it has substantial defenses to the complaint and, if necessary, will defend the suit vigorously. As indicated under "Outlook", above, the Company has concluded that it should cease restaurant operations in this location and hopes to reach a mutually agreeable solution with the landlord.

ITEM 2.  CHANGES IN SECURITIES

The Company completed its initial public offering on November 27, 1996 (Form SB-2, Registration Statement # 333-05674) The Company filed a Form SR on February 27, 1997, reporting the initial use of the proceeds from the offering. As required by Item 701(f) of Regulation SK, following is the Company's update of the use of proceeds from the Company's initial public offering:



Proceeds of Initial Offering:                                    $ 7,000,000
       Underwriting discounts and commissions                       (630,000)
       Expenses paid to or for underwriters                          (70,000)
       Other Expenses                                               (262,500)
Net Proceeds                                                     $ 6,037,050

Use of Proceeds:
       Construction of plant, building and facilities            $ 1,083,031
       Purchase and installation of machinery and
         equipment                                                   258,203
       Repayment of Indebtedness:
          Insiders                                                 1,592,800
          Others                                                   1,384,573
       Working Capital                                             1,427,944
       Temporary investment-Money Market Account                     290,499
Total Use of Proceeds                                            $ 6,037,050

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

             N/A

ITEM 5.  OTHER INFORMATION

             N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits

          10.1 Lease between Ciao Cucina Corporation and Loew's Building, Ltd. dated September 15, 1997.

          10.2 Lease between Ciao Cucina Corporation and Ballston Common Mall Dated October 27, 1997.

          27    Financial Data Schedule (contained in EDGAR filing only)

       b) Reports on Form 8-K: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIAO CUCINA CORPORATION



Date: November 19, 1997                 By: /s/ Catherine C. Jetter
                                            ------------------------
                                        Catherine C. Jetter
                                        Executive Vice President and
                                        Chief Financial Officer