Form 10KSB40
period 1997-12-28
CIAO CUCINA CORP
filed 1998-04-02
CIK 942659

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 1997
                                       or
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   ----------------

                        Commission file number: 000-21745

                             CIAO CUCINA CORPORATION

                      OHIO                                 31-1357862
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
Yes  X   No
   -----   -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $ 7,082,754

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was approximately $3,120,386 as of February 28, 1998.

The issuer had 3,120,386 shares of Common Stock outstanding as of February 28, 1998.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format(check one): Yes     No  X
                                                             -----  -----

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I

         Item 1         Description of Business                                                   3

         Item 2         Description of Property                                                  11

         Item 3         Legal Proceedings                                                        11

         Item 4         Submission of Matters to a Vote of Security Holders                      12

PART II

         Item 5         Market for the Registrant's Common Equity and
                          Related Stockholder Matters                                            12

         Item 6         Management's Discussion and Analysis or
                           Plan of Operation                                                     12

         Item 7         Financial Statements                                                     22

         Item 8         Changes In and Disagreements With Accountants
                           on Accounting and Financial Disclosure                                22

PART III

         Item 9         Directors, Executive Officers, Promoters and Control
                           Persons; Compliance with Section 16(a) of the
                           Exchange Act                                                          22

         Item 10        Executive Compensation                                                   25

         Item 11        Security Ownership of Certain Beneficial Owners
                           And Management                                                        27

         Item 12        Certain Relationships and Related Transactions                           28

         Item 13        Exhibits and Reports on Form 8-K                                         30


                             CIAO CUCINA CORPORATION

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   The Company owns and operates five restaurants under the name "Ciao Cucina" and "Ciao Baby Cucina," with locations in Washington, D.C., Cincinnati, Ohio (two restaurants), Memphis, Tennessee and Cleveland, Ohio. The restaurants serve authentic Mediterranean cuisine, primarily Northern Italian, with Greek, Spanish and French influences.

   The following table provides information about the Company's current restaurants:

                                           SQUARE                  RESTAURANT
LOCATION                                   FOOTAGE                 SEATS                DATE OPENED
--------                                   -------                 -----                -----------
Cincinnati, Ohio..................          3,869                  132                   April 15, 1991
  (Harper's Point)

Washington, DC....................          7,147                  165                   August 30, 1993

Memphis, Tennessee................          6,448                  208                   February 29, 1996

Cincinnati, Ohio..................          7,925                  212                   March 19, 1996
  (downtown)

Cleveland, Ohio...................
      Restaurant                            5,700                  160                   February 3, 1998
      Banquet Facility                     11,500                  n/a                   February 6, 1998

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

CURRENT YEAR'S DEVELOPMENTS

  The Company was operating five restaurants at the beginning of 1997, two in Cincinnati, Ohio, one in Memphis, Tennessee, one in Washington, DC and one in Hackensack, New Jersey. The Company opened a sixth restaurant, located in Northport Marketplace in Ft. Lauderdale, Florida, on September 26, 1997. The Ft. Lauderdale restaurant was affected adversely by landlord delays in completing and leasing the project to other tenants and reported substantial losses causing the Company to implement a plan to close this unit. The Company closed this restaurant on January 17, 1998. Also, the Company's New Jersey restaurant had experienced a steady decline in revenues. The location had been problematic with low mall traffic counts and a second floor location. The New Jersey restaurant was closed on December 31, 1997. See "Management's Discussion and Analysis or Plan of Operation."

   During 1997, Ciao Playhouse, Inc., a wholly-owned subsidiary of the Company ("Ciao Playhouse"), finalized its lease with an affiliate of Playhouse Square Foundation of Cleveland, Ohio, a nonprofit entity (together, "PSF"), to develop a 5,700 square foot restaurant and 11,500 square foot banquet facility at Cleveland's Playhouse Square Center, the heart of the redeveloped theater district. The restaurant and banquet facility opened in February 1998. The agreement for the project estimated costs for completion, including improvements and equipment, of $3,200,000. $2.5 million of this amount has been financed by PSF, through one or more loans and tax credits, as a tenant improvement allowance. The remaining $700,000 is to be paid $400,000 by Ciao Playhouse and $300,000 by PSF, with any excess costs split between the parties. Although actual expenses related to the construction and opening of the restaurant and banquet facility have not been finalized, it currently appears that costs will be approximately $350,000 above those originally projected, resulting in additional expense to each party of approximately $175,000. Of the first $50,000 of any cost overruns, each of Ciao Playhouse and PSF must advance $25,000 in cash. The remainder will be advanced by PSF, with Ciao Playhouse responsible for repayment of its 50% share either from 50% of the Company's 5% management fee for the project or from net income earned from operation of the project. Interest will accrue at an annual rate of 8% on any balance outstanding beyond a twelve month period. Under the lease, Ciao Playhouse will pay base rent in an amount necessary to amortize the portion of the $2.5 million tenant improvement allowance that is a loan to PSF. Ciao Playhouse also will pay PSF percentage rent equal to 50% of Ciao Playhouse's net income, after deducting base rent and a management fee payable to the Company equal to 5% of gross sales. During 1995, 1996 and 1997, Cleveland Playhouse Square attracted approximately 1 million patrons each year to its four theaters. A fifth theater is scheduled to open in October of 1998. In December 1996, the Company funded Ciao Playhouse with $400,000 from the net proceeds of the Offering, in anticipation of the completion of arrangements for the Playhouse Square restaurant and banquet facility.

    During the first three quarters of 1997, the Company attempted to implement its original growth strategy. By the end of 1997, it became obvious that the Company's cash flows would not be sufficient to fund continued expansion and the Company was not successful in acquiring financing needed to enable it to continue its expansion plans. At the end of 1997 and the beginning of 1998, the Company adopted a two-phase stabilization and recovery program. Phase 1 involved the closing of the Ft. Lauderdale, Florida and Hackensack, New Jersey restaurants, a moratorium on expansion, including negotiated termination of lease arrangements for additional restaurant locations, and certain cost reductions. Phase 2 will involve efforts to improve operations of the Company's continuing restaurants, coupled with further cost reductions. The goal of the stabilization and recovery program is to attain positive cash flow on a Company-wide basis before additional expansion is pursued. The Company anticipates that once operating profitability has been demonstrated, the Company should be able to obtain additional financing to enable it to resume a growth strategy based upon the opening of selected additional restaurant locations. See "Management's Discussion and Analysis or Plan of Operation."

DEVELOPMENT STRATEGY

   The Company's development strategy has been to locate its restaurants close to arts and entertainment facilities, convention centers or other high traffic generators which are expected to provide a readily accessible customer base. Examples to date are the location of the Memphis, Tennessee restaurant near the Orpheum Theater and Beale Street, the downtown Cincinnati site across the street from the Aronoff Center for the Arts and the Cleveland Playhouse Square Center location. As discussed above, the Company is not contemplating the opening of additional restaurants at this time. If the Company's stabilization and recovery program is successful, the Company intends to resume opening additional restaurants. See "Management's Discussion and Analysis or Plan of Operation."

   Development costs vary depending on the site of a restaurant. The Company historically has been able to attract favorable financing in the form of tenant improvements and other developer contributions. As indicated below, these have substantially limited Company capital commitments for each restaurant.

                                            COST PER RESTAURANT(1)
                                            ----------------------

                                       COMPANY                  DEVELOPER
                                     CONTRIBUTION             CONTRIBUTION
                                     ------------             ------------

EXISTING RESTAURANTS:

Cincinnati, Ohio                     $   528,000              $    84,600
   (Harper's Point)

Washington, D.C.                     $   646,500                (2)

Memphis, Tennessee                   $   785,000              $   705,000

Cincinnati, Ohio                     $ 1,240,000(3)           $   550,000
    (downtown)

Cleveland, Ohio (4)                  $   575,000              $ 2,975,000

--------------------------

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

(4) Projected costs are based upon management's best current estimates. See description of financing arrangements under "Current Year's Developments" above.

   The Company anticipates that any future restaurants would be similar in size to its two restaurants opened in 1996, ranging from approximately 6,000 to 8,000 square feet with indoor seating for 165 to 220 people. The Company's strategy has been to utilize existing buildings for new units in lieu of free-standing construction. Complete restaurant development typically takes eight to twelve months and encompasses site selection, lease negotiation, restaurant design, production of contract documents, licensing and permitting, contractor selection, construction, installation of furniture, fixtures and equipment, hiring and training of restaurant staff and various pre-opening activities. The Company's senior management oversees all aspects of restaurant development and works closely with the development community, the Company's designers, architects, contractors and kitchen and bar equipment suppliers. To date, the Company has utilized an unrelated Cincinnati, Ohio based construction firm as either the construction manager or general contractor for all of its restaurants.

OPERATIONS

   Ciao Cucinas are moderately priced full-service restaurants. All restaurants are open six or seven days a week for dinner and Monday through Friday for lunch. The Company's restaurant in downtown Cincinnati features a store-front style gourmet coffee shop and bakery which is open during breakfast hours.

   Ciao Cucina ambience equates to casual comfort with understated sophistication. Its focal point is the exhibition kitchen, readily visible from the dining areas to allow patrons to watch chefs at work. The decor offers a blend of classic and modern features, incorporating cypress wood and tiled floors, granite-topped bars, copper and mosaics and soft green and terra-cotta colors, to provide a contemporary Mediterranean atmosphere. Bottles of infused olive oils form centerpieces for the tables and a variety of freshly baked breads is furnished shortly after a customer is seated.

   Ciao Cucinas feature a wide array of appetizers, salads, pizzas, pastas, entrees and other dishes. The Company offers its patrons high quality food consistently prepared, generous portions and a level of service typical of much higher priced fine dining restaurants. Gourmet pizzas, available with a variety of toppings, including veal sausage, proscuitto, wild mushrooms, goat cheese, grilled radicchio, sun dried tomatoes, grilled eggplant, pine nuts and fresh basil, and homemade pasta dishes are the signature items of the Ciao Cucina restaurants.

   Freshness, quality and creativity are emphasized. Menu modifications are made as new dishes are added to pique customers' interest. Entree prices typically range from $7.25 to $10.00 for lunch and $9.95 to $22.00 for dinner (with the exception of somewhat higher prices in the Washington, D.C. market). The Company's restaurants offer an extensive variety of premium American and Italian wines both by the bottle and by the glass. Each restaurant also offers an extensive array of premium alcoholic and non-alcoholic beverages.

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

   The executive chef in each restaurant is responsible for operation of the kitchen, including training, food preparation, purchasing, inventory management and periodic analysis of labor and food costs. In addition, the executive chef is involved in the creation of daily specials in each menu category for both lunch and dinner. The executive chef is assisted in kitchen management by a sous chef and a head baker. Members of management meet with the executive chefs on a regular basis to develop new menu items.

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

MARKETING

  The Company's marketing thrust is to create and sustain a reputation for highly innovative cuisine, personal service, excellent value and an ambience of high visibility and congeniality for its guests. The target customers of Ciao Cucina restaurants are professional business people, working couples, young adults and pre- and post-theater diners seeking a light meal or dessert.

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

   The Company has an in-house marketing program at both the restaurant and corporate levels. Each restaurant's management is responsible for promoting the restaurant through the use of "Red Phone" cards (which enable frequent customers to make priority reservations), contacts with local hotels and their concierges, development of relationships with area businesses and organizations and the creation and implementation of individualized promotions targeted to holidays and local special events. These activities are supplemented by corporate-wide promotions, such as incentives for restaurant servers and for private party bookings, and marketing tools such as guest inserts, mini menus and comment cards.

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

GOVERNMENT REGULATION

   Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control and health, safety and fire agencies in the state, county and municipality in which each restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. The Company earns substantial revenues from the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or a permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, and the consent of the licensing authority must be obtained before certain changes in ownership and/or control of the license may occur. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

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

   The Company has been contacted by Hampden, Inc., asking the Company to discontinue using the "Ciao Baby" name. The Company is changing the name of its restaurants to "Ciao Cucina" and has applied for a federal registration of this service mark. The Company believes the "Ciao Cucina" name to be as beneficial to the Company as "Ciao Baby" in its efforts to create demand for and awareness of its restaurants. When the Company discontinues the use of the "CIAO BABY" mark, the Company believes it is not likely to have a material adverse effect. The Company opened its Cleveland restaurant under the name "Ciao Cucina."

EMPLOYEES

  At March 18, 1998, the Company employed 240 persons, 101 of whom were employed on a full-time basis (30 hours per week or more), including 33 management personnel. None of the Company's employees is covered by a collective bargaining agreement.

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

   All of the Company's restaurants are located in leased premises. The table below presents certain information concerning the Company's existing restaurant leases. All of the Company's restaurant facilities are well maintained and suitable for their current and reasonably foreseeable uses. In January 1997, the Company completed renovation of its original Cincinnati (Harper's Point) restaurant to update its decor in line with that of the Company's newest restaurants.

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

Cleveland, Ohio      December 2007             17,200     $174,000 increasing     50% of net income after
                                                          to $275,064             5% management fee and
                                                                                  deduction for reserves for working
                                                                                  capital, capital repairs and
                                                                                  replacement

ITEM 3. LEGAL PROCEEDINGS

   On August 20, 1997, suit was filed against the Company in Bergen County Division of the Superior Court of New Jersey by the landlord for the Company's New Jersey restaurant (JMB Income Properties, Ltd.-XI v. Ciao Cucina Corporation, Civil Action #l-7946-97). The complaint alleged that the Company had breached its lease by failing to pay its proportionate share of real estate taxes for the location and failing to maintain the premises in accordance with the lease and also had anticipatorily breached the lease, by requesting a restructuring or termination of the lease. The complaint was seeking unspecified damages and an order requiring the Company to comply with the lease. The Company and the landlord agreed to settle the suit as part of a lease settlement agreement dated February 11, 1998. As a result of the settlement agreement the law suit was dismissed pursuant to a Consent Order of Settlement filed with the court on March 4, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock commenced trading on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "CIAO" on November 27, 1996. The high and low sale prices as reported by Nasdaq listed by quarter were as follows:
                                               High                      Low
Fourth Quarter, 1996                           7-3/4                     5-1/4
First Quarter, 1997                            5-7/8                     3
Second Quarter, 1997                           3-5/8                     2-3/4
Third Quarter, 1997                            3-1/2                     3
Fourth Quarter, 1997                           3-3/8                     1

   As a result of its 1997 losses and of costs and indebtedness incurred in connection with its stabilization plan, the Company believes, based on its fiscal year 1997 financial results, that it no longer meets the current criteria for continued listing of the Common Stock on Nasdaq. Accordingly, in the absence of an exception, the Company expects the Common Stock to be delisted from Nasdaq. See "Management's Discussion and Analysis or Plan of Operation."

   As of December 28, 1997, the Company had 35 shareholders of record. The Company has not paid cash dividends on its Common Stock since its inception and does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

     OTHER THAT THE STATEMENTS PROVIDING HISTORICAL INFORMATION, THE STATEMENTS CONTAINED IN THIS OVERVIEW AND UNDER "LIQUIDITY AND CAPITAL RESOURCES" ARE BASED ON CURRENT EXPECTATIONS. THESE STATEMENTS ARE FORWARD LOOKING AND ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO VARIOUS FACTORS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO CURTAIL COSTS AND COMPLETE ITS STABILIZATION PLAN DESCRIBED BELOW, EXPOSURE TO COST FLUCTUATIONS, AVAILABILITY OF LABOR, COMPETITION FROM OTHER RESTAURANTS, CHANGING TRENDS AND GOVERNMENT REGULATION.

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's 1996 and 1997 fiscal years ended on December 29, 1996 and December 28, 1997, respectively.

   During the first three quarters of 1997, the Company attempted to implement its original growth strategy. This strategy was premised upon corporate overhead expenses being overcome and Company-wide profitability reached through the opening of additional profitable restaurants. The Company's plans originally called for the opening of five additional restaurants during 1997. By the fourth quarter of 1997, it became apparent to Management that a change in strategy would be required as a result of a number of factors. Due to various reasons, such as increased competition and delayed downtown development projects, revenues of certain of the Company's existing restaurants decreased. Substantial increased losses were incurred in the Company's New Jersey location. Difficulties in obtaining leases delayed openings of other restaurants. Finally, the Company's Ft. Lauderdale restaurant, which opened at the end of the third quarter, was affected adversely by landlord delays in completing and leasing the project to other tenants and reported substantial unexpected losses. By the end of 1997, it became obvious that the Company's cash flows would not be sufficient to fund its operating losses, any expansion plans in addition to the Cleveland restaurant, and any settlement agreements being contemplated with the Company's landlords. In addition, the Company was not successful in acquiring additional financing.

   The Company decided to engage an independent turnaround specialist, Parentis Corporation, to assist in developing a recovery plan for the Company (see "Certain Relationships and Related Party Transactions"). Parentis is an advisory practice, primarily providing assistance to under performing companies. Parentis is led by Stephen J. Kent, who specializes in turnaround management in addition to providing on-going involvement in several operating companies he has acquired. With the assistance of Parentis, the Company developed a two-phase stabilization and recovery plan.

   Phase 1, which is nearing completion, involved the closing of restaurants in Hackensack, New Jersey, and Ft. Lauderdale, Florida, the reevaluation of all future restaurant openings and related lease commitments, and an immediate reduction in corporate office personnel and other corporate overhead expenses. The two restaurant closings are complete and settlement agreements have been reached with both landlords of the closed restaurants. In addition, a lease settlement has been completed for one undeveloped project in Orlando, Florida, and negotiations are continuing with two remaining landlords with leases for locations in Coral Gables, Florida and Arlington, Virginia.

   The termination agreement with the New Jersey landlord, dated February 11, 1998, requires the Company to make periodic payments to the landlord over a one year period, calendar 1998, totaling $500,000, and allows the Company to remove all furniture, fixtures and equipment from the restaurant. The lawsuit previously filed against the Company was dismissed.

   The termination agreement with the Ft. Lauderdale landlord, dated January 19, 1998, provides for an assignment to the landlord of all contents of the restaurant; however, no additional payments are required.

   The termination agreement with the Orlando landlord, dated February 1998, requires the Company to make periodic payments totaling $88,142.75 during 1998 to reimburse the landlord for its out-of-pocket expenses in addition to the sum of $28,200 to be paid to the brokerage firm for its commission on the proposed project.

   In addition, as a part of Phase 1, short term financing has been acquired from Blue Chip LP, as discussed in "Liquidity and Capital Resources." As part of Phase 1, the Company attempted to terminate its lease for its corporate headquarters with the intention of moving to smaller less costly office space. The Company was not able to reach an agreement with the landlord and as part of Phase 2 will seek the landlord's consent to sublet half of the corporate office to Parentis, thereby decreasing occupancy costs by half.

   The Company is engaged in discussions and negotiations with its Chief Executive Officer, Carl A. Bruggemeier, which would provide for Mr. Bruggemeier to resign as an employee but provide continued services to the Company as a consultant for a period of approximately one year. Mr. Bruggemeier has indicated his desire to pursue other business interests.

   In the event of Mr. Bruggemeier's resignation, and while a replacement CEO is being sought by the Company, an interim "Office of the CEO" would be created to manage the Company. This office would be shared by Parentis, led by Mr. Stephen
J. Kent, and the Company's Chief Financial Officer, Catherine C. Jetter. Mr. Kent and Ms. Jetter have been working together on the stabilization plan of the Company since mid December 1997.

     The goal of Phase 2 is to obtain positive cash flow on a Company-wide basis by improving the operating results of existing restaurant locations and reducing corporate overhead expenses. As discussed earlier, the Company has imposed a moratorium on growth in an effort to create earnings and positive results before adding additional restaurants. The Company believes it has developed a strong restaurant concept with long term potential and that it needs to demonstrate the ability to generate profits before seeking additional financing to open new restaurants. The Company believes that, once such positive cash flow has been obtained, it should be able to obtain additional financing which will enable it to resume a growth strategy based upon the opening of selected additional restaurant locations.

   The Company is considering various forms of transactions for the purposes of increasing revenues, reducing corporate overhead expenses further and obtaining additional financing. Certain of these transactions, if completed, could involve the issue of equity securities by the Company, resulting in dilution of ownership to existing shareholders. There can be no assurance that any transaction will be completed.

SELECTED FINANCIAL DATA

   The selected historical financial data presented below as of December 25, 1994, December 31, 1995, December 29, 1996 and December 28, 1997 and for the fiscal years 1994, 1995, 1996 and 1997 are derived from the financial statements of the Company which have been audited by Joseph Decosimo and Company, PLL, independent certified public accountants. The financial data as of December 26, 1993 and for fiscal year 1993, are derived from the Company's unaudited financial statements. In the opinion of management, the financial data reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of such data. The selected financial data should be read in conjunction with the Financial Statements and Notes thereto set forth elsewhere in this Form 10-KSB.

                                                                           FISCAL YEAR
                                                                           -----------

STATEMENT OF OPERATIONS DATA:                          1993      1994         1995         1996        1997
                                                       ----      ----         ----         ----        ----
                                                     (dollars and shares in thousands, except per share data)
     Restaurant revenues                            $ 1,870   $ 3,273      $ 4,779      $ 7,787      $7,082
     Restaurant costs and expenses                   (1,737)   (3,008)      (4,548)      (7,154)     (6,794)
     Depreciation and amortization                      (90)     (259)        (460)        (782)       (671)

RESTAURANT OPERATIONS                                    43         6         (229)        (149)       (383)

     Interest income (expense)                         (102)     (259)         (72)        (469)         49
     Other income (expense)                               0       (52)           3           28         (20)
     General and administrative                        (377)     (365)        (604)        (985)     (1,214)
     Restructuring costs                                  0         0            0         (517)          0
     Lease termination and site exit costs                0         0                         0      (1,936)
     Loss on disposal of assets                           0         0            0          (47)          0

NET LOSS                                               (436)     (670)        (902)      (2,139)     (3,504)
     Net loss per common and
       equivalent share                               (0.55)    (1.16)       (1.94)       (2.96)      (1.12)

     Weighted average number of common
        and equivalent shares outstanding               794       576          570          806       3,119

OPERATING DATA:

     Number of restaurants open at period
       end                                                2         3            3            5           6

     Number of mature restaurants at period               1         1            2            3           5
       end (1)

     Average revenue per mature restaurant (2)      $ 1,071   $ 1,139      $ 1,462      $ 1,345     $ 1,388

(1) A mature restaurant is one which has been open at least 18 months.
(2) Includes the Company's first, and smallest, restaurant which opened in April 1991.


                                                                   AS OF FISCAL YEAR END
                                                                   ---------------------

                                                    1993         1994      1995       1996        1997
                                                    ----         ----      ----       ----        ----
BALANCE SHEET DATA:                                                    (in thousands)
Working capital                                   $ (406)     $(2,387)   $ (850)     $2,002     $(1,253)

Total assets                                       1,728        2,818     3,886       8,303       4,609

Long-term obligations, including
 current portion                                   1,985        2,131     3,368         109         287

Shareholders' equity (deficit)                      (832)      (1,508)   (2,616)      4,429         974

RESULTS OF OPERATIONS


   The following table sets forth, for the fiscal years ended December 29, 1996 and December 28, 1997, certain items from the Company's consolidated Statement of Operations expressed as a percentage of net revenues.

                                                       FISCAL YEAR ENDED        FISCAL YEAR ENDED
STATEMENT OF OPERATIONS DATA:                          DECEMBER 29, 1996        DECEMBER 28, 1997
                                                       -------- --- ----        -------- --- ----
RESTAURANT REVENUES (1)                                      100.0%                    100.0%

OPERATING EXPENSES
   Food and Beverage Costs                                    30.6                      30.4
   Restaurant Labor Costs (2)                                 33.6                      35.1
   Occupancy and Other Restaurant Expenses (3)                27.7                      30.4
   Depreciation and Amortization                              10.0                       9.5
                                                              ----                       ---
      Total Operating Expenses                               101.9                     105.4

RESTAURANT OPERATIONS                                         (1.9)                     (5.4)

Interest Income (Expense), net and Other                      (5.6)                       .4
General and Administrative Expenses (4)                      (12.7)                    (17.1)
Restructuring Costs                                           (6.6)                       .0
Lease Termination and Site Exit Costs                           .0                     (27.3)
Loss on Disposal of Assets                                    (0.6)                       .0

NET LOSS                                                     (27.4)%                   (49.4)%

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

   Restaurant revenues for the fourth quarter of fiscal 1997 increased from $1,808,332 in 1996 to $1,833,617 in 1997, an increase of $25,285 or a percentage increase of 1.4%. Year to date restaurant revenues decreased from $7,787,631 in 1996 to $7,082,754 in 1997, a decrease of $704,877 or a percentage decrease of 9.1%. The increase for the quarter was attributable to the sales for the Ft. Lauderdale restaurant which was not open in 1996. On a year to date basis, the decrease in revenues was primarily due to decreases in revenues in New Jersey and Memphis. In addition, during 1996, both the Downtown Cincinnati and Memphis restaurants were experiencing higher levels of sales as is typical during a new restaurant's honeymoon period. During 1997, the New Jersey restaurant experienced a decrease in revenues of $564,569, a percentage decrease of 43.7%. Although the Memphis restaurant was open for only ten months in 1996, that restaurant experienced a $292,087 decrease in revenues in 1997 or a percentage decrease of 18.6%.

   The Company had three mature restaurants for the full year 1997 and five mature restaurants in the fourth quarter of 1997. Same store sales in fiscal year 1997, for mature restaurants, decreased $765,712 or a percentage decrease of 19.0% as compared to 1996. Same store sales for the fourth quarter of 1997 decreased $106,136 as compared to the fourth quarter of 1996 or a percentage decrease of 5.9%. The New Jersey restaurant accounted for a decrease in same store sales for 1997 of $564,569 or a percentage decrease of 43.7%. For the fourth quarter 1997, the New Jersey restaurant accounted for a decrease in same store sales of $80,443 or a percentage decrease of 33.7%. Exclusive of New Jersey, same store sales for the fourth quarter were down 1.64%.

   All three of the Company's mature restaurants experienced a decline in same store sales in fiscal year 1997, as compared to fiscal year 1996. Four of the five mature restaurants in the fourth quarter of 1997 experienced a decline in same store sales, although the most significant decline was attributable to the New Jersey restaurant. As discussed previously, the Company has exited this location. As reported in previous filings, one of the mature restaurants has experienced rapid growth in competition, a second restaurant is part of a downtown redevelopment program which is behind schedule and the third restaurant's sales levels are affected by theater schedules and experienced a decline of 2.1% for the fourth quarter. One of the Company's mature restaurants, which experienced a decline in same store sales earlier in the year because of daily bomb threats to that restaurant causing evacuation of the restaurant during its peak revenue generating period of the day, experienced an increase in same store sales for the fourth quarter of 5.5%.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for fiscal year 1997 decreased from food and beverage costs for fiscal year 1996 by $230,403 or a percentage decease of 9.7%. The 1997 decrease in food and beverage costs was attributable primarily to the decrease in sales levels of 9.1%. As a percentage of sales, food and beverage costs decreased from 30.6% to 30.4%. The decreases in food and beverage costs as a percentage of revenues were attributable to efficiencies in purchasing achieved by corporate controls, menu re-engineering and training of purchasing personnel. Food and beverage costs for the fourth quarter of 1997 increased $27,550 or 5.1%. As a percentage of sales, food and beverage costs for the fourth quarter increased from 30.0% to 31.1%, an increase of 1.1%. The dollar increase was partially attributable to an increase in fourth quarter sales. The percentage increase and the remainder of the dollar increase was attributable to a normal seasonal adjustment.

RESTAURANT LABOR

   Restaurant labor for fiscal year 1997 decreased from restaurant labor costs for fiscal year 1996 by $128,035 or 4.9%. The decrease for fiscal year 1997 was attributable to the decrease in revenues for the year resulting in a decrease in variable labor costs. As a percentage of revenues, restaurant labor costs for fiscal year 1997 increased over 1996 from 33.6% to 35.1%, an increase of 1.5%. The increase in labor cost percentage for the year was caused by fixed labor costs of management personnel as compared to the decreased levels of revenues generated, particularly in the New Jersey restaurant. For the fourth quarter of 1997, labor costs increased $24,883 or a percentage increase of 4.0%. As a percentage of revenues, restaurant labor costs increased from 34.8% in 1996 to 35.6% in the fourth quarter of 1997, a percentage increase of .8%. The dollar increase in restaurant labor costs for the fourth quarter was attributable to an increased staffing level to support the increased level of revenues during the quarter, which are due to the busy holiday season. The percentage increase for the quarter was also affected by the fixed labor costs.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for fiscal year 1997 decreased from $2,155,611 in fiscal 1996 to $2,154,134, a decrease of $1,477 or a percentage decrease of 0.1%. As a percentage of sales, occupancy and other restaurant expenses increased from 27.7% for fiscal year 1996 to 30.4% for fiscal year 1997 or an increase of 2.7%. The percentage increase for the year was attributable to increased rents from annual escalations in leases (negotiated as part of the original leases), increased repairs and maintenance expenses for mature restaurants, increased advertising and promotion expenses in an effort to increase sales, increased insurance costs and increases in property taxes. Occupancy and other restaurant expenses decreased for the fourth quarter of 1997 as compared to the fourth quarter of 1996 by $108,179 or a percentage decrease of 18.4%. As a percentage of revenues, occupancy and other restaurant expenses for the fourth quarter decreased from 32.5% to 26.2%, a decrease of 6.3%. The decrease for the quarter was largely attributable to rent concessions made by landlords as part of the lease negotiations and settlements, in addition to increased revenues for the quarter.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased $110,377 for fiscal year 1997 as compared to fiscal year 1996 or a percentage decrease of 14.1%. As a percentage of sales, depreciation and amortization for the year decreased from 10.0% to 9.5%, a decrease of .5%. The decreases were due to the decrease in amortization of pre-opening costs. In 1996 pre-opening costs for two restaurants opened early in 1996 were expensed for the majority of the year. Prior to 1998, pre-opening costs were amortized over the first twelve months following the opening of a restaurant unit.

RESTAURANT OPERATIONS

   The Company's loss from restaurant operations of $148,242 in fiscal 1996 increased to a loss of $382,827 in fiscal 1997 or an increase of $234,585. As a percentage of sales, the loss from restaurant operations for the year increased from 1.9% in 1996 to 5.4% in 1997, an increase of 3.5%. The Company's loss from restaurant operations for the fourth quarter of $94,474 in 1996 decreased to a loss of $85,664 in the fourth quarter of 1997, a decrease of $8,810. The increased loss from restaurant operations for the year was attributable to fixed costs of occupancy and fixed labor as compared to a decline in restaurant revenues.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses increased from $985,317 in fiscal 1996 to $1,213,929 in fiscal 1997, an increase of $228,612, or a percentage increase of 23.2%. As a percentage of revenues general and administrative expenses increased from 12.7% to 17.1%, a percentage increase of 4.4%. The year to date increase primarily was due to the addition of a Chief Operating Officer, an increase in compensation for the Chief Executive Officer, increases in travel expenses needed to manage the increased number of restaurant units and the increased costs of insurance, professional fees, shareholder relations and listing expenses incurred by a public company.

   General and administrative expenses decreased from $306,585 for the fourth quarter of 1996 to $266,959 for the fourth quarter of 1997, a decrease of $39,626, or a percentage decrease of 12.9%. The decrease for the fourth quarter was attributable to the reduction of corporate staff and other corporate overhead expenses as a result of the Company's planned reduction in corporate overhead.

RESTRUCTURING COSTS

   In 1996, the Company incurred certain restructuring costs associated with its Series A and Series B Preferred Stock and the bridge financing necessary to complete the construction of the Company's two newest restaurants and provide working capital prior to the Company's initial public offering. These costs, totaling $517,464, were expensed in the fourth quarter of 1996.
There were no restructuring costs in 1997.

LEASE TERMINATION AND SITE EXIT COSTS

   As discussed above, the Company developed a plan, in 1997, to close two of its under performing restaurant units and in addition to terminate all leases for future locations. All expenses associated with the closings of the Hackensack, New Jersey and Ft. Lauderdale, Florida restaurants and all lease termination settlements, including payments due in 1998, professional fees associated with these terminations and any write-down or write-off of assets are included in the Lease Termination and Site Exit Costs line item. Also included are certain actual and estimated costs associated with the negotiations with landlords for the termination of leases in three other planned locations. There were no such costs recorded in fiscal 1996.

INTEREST EXPENSE

   Interest expense net of interest income decreased from a net expense of $469,309 for fiscal year 1996 to a net interest income of $49,013 for fiscal 1997, a change of $518,322. For the fourth quarter, interest expense was a net $263,357 in 1996 compared to a net interest income of $1,151 in the fourth quarter of 1997, a change of $264,508. The decrease in interest expense was due to the pay-off of debt from the proceeds of the initial public offering and the investment in interest bearing instruments with the remaining proceeds of the offering (see " Liquidity and Capital Resources").

NET LOSS

   The net loss, for fiscal year 1997, increased by $1,365,459 or 63.8%. The increase was due to the lease termination and site exit costs of $1,936,435. As a percentage of sales, the net loss increased from 27.4% in 1996 to 49.4% in 1997, an increase of 22.0%.

  Eliminating the non-recurring item (lease termination and site exit costs), the net loss would have been $1,568,117 for fiscal 1997, compared to $1,574,879 in 1996, eliminating 1996 non-recurring items (restructuring costs and the loss on disposal of assets).

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary cash requirements are for capital expenditures and operating expenses. Historically, the Company's primary sources of cash have been from operations, bank borrowing, and the issuance of subordinated debentures and preferred stock. As of the end of the third quarter of 1996, the Company's financing arrangements did not provide sufficient cash flow for continuing operating losses and for the Company's expansion plans. In late November 1996, the Company completed the sale of 1,000,000 shares of its common stock at an initial public offering price of $7.00 per share. Net proceeds of the Offering were approximately $6.1 million. Of this, approximately $2,900,000 was used to repay certain indebtedness. The balance of the net proceeds were used for the development and opening of new restaurants and working capital.

   In conjunction with the Offering, all outstanding shares of the Company's Series A and Series B Preferred Stock and an outstanding note in the principal amount of $150,000 were converted to Common Stock. In the first quarter of 1997, a $50,000 convertible subordinated debenture holder elected to convert the debenture to Common Stock of the Company.

  The Company's net cash flow decreased from a positive $2,591,667 in 1996 to a negative cash flow of $2,242,442 for fiscal year 1997. This decrease was due to the increase in net loss of $1,365,459 and the 1996 net proceeds of the Company's initial public offering of $6.1 million . The Company historically has had working capital deficiencies, which it believes are typical in the restaurant industry. As of December 29, 1996, the Company's current assets exceeded its current liabilities, resulting in positive working capital of $2,001,558. The positive working capital was due to the cash balance of $2.7 million. As of December 28, 1997, the Company's current liabilities exceeded its current assets, resulting in negative working capital of $1,253,043. Included in the Company's current liabilities at December 28, 1997 was $1,095,293 in accrued lease termination and site exit costs. In addition to the lease termination costs, the deficiency in working capital was due to a decrease in cash of $2.2 million, used for capital expenditures to develop the Ft. Lauderdale restaurant and to fund operations.

   Net cash used by operating activities increased $1,439,006 for fiscal year 1997 as compared to fiscal year 1996. This increase was due primarily to lease termination and site exit costs of $841,142, the increased loss from operations of $234,585 and an increase in general and administrative expenses of $228,612.

   Cash used by investing activities decreased from $2,221,445 in fiscal year 1996 to $81,269 in fiscal year 1997 or a decrease of $2,140,176. The decrease in cash used by investing activities reflects the difference in capital expenditures for two restaurants opened in 1996 versus one restaurant opened in 1997. The major portion of the Company's capital improvements for the Cleveland restaurant occurred in 1998.

   Net cash provided by financing activities was $5,492,790 in fiscal year 1996 compared to net cash used by financing activities of $42,489 in fiscal year 1997. The change was attributable to the Offering in 1996. The net cash used for financing activities in 1997 primarily reflected the repayments on a long term lease obligation.

   On January 20, 1998, the Company acquired short term financing from Blue Chip LP, in the form of a promissory note for $500,000, to be drawn in incremental amounts, with interest at 14% per annum. As of March 18, 1998, the Company had borrowed $400,000 of this amount and anticipates borrowing the remainder in April 1998. The promissory note is due and payable on December 31, 1998. As a part of the financing arrangement with Blue Chip LP, the Company has issued a warrant to Blue Chip LP for the purchase of up to 200,000 shares of Common Stock at a price of $1.35 per share. The Blue Chip LP warrant is exercisable immediately and expires in five years.

   The Company currently believes that the cash generated by operations and received from Blue Chip LP will be sufficient to enable it to meet its obligations until December 1998, assuming that there are no significant costs incurred in connection with the termination of the Company's Coral Gables, Florida and Arlington, Virginia leases, that restaurant revenues remain stable and that no significant unexpected needs for cash arise. The Company does not expect to generate revenues which will be sufficient to repay the Blue Chip LP loan when it becomes due in December 1998 and will need either to renegotiate the loan at that time or, if possible, to obtain additional financing. As previously noted (see "Overview"), the goal of Phase 2 of the Company's stabilization plan is to obtain positive cash flow such that the Company will be able to obtain additional financing. The Company continues to seek sources of additional capital and to evaluate possible transactions to improve liquidity on both a short term and long term basis. There can be no assurance that the Company's stabilization plan will be completed successfully or that additional capital can be obtained either at all or on terms that would not involve significant dilution to or subordination of the equity position of the Company's existing shareholders.

   Based on its fiscal year 1997 financial results, the Company no longer meets the current criteria for continued listing of the Common Stock on Nasdaq. As a result, in the absence of an exception, the Company expects the Common Stock to be delisted from Nasdaq. There can be no assurance that Nasdaq will grant an exception permitting continued listing. If the Common Stock is delisted from Nasdaq, trading will continue in the over-the-counter market.

   The Company does not anticipate any material expenditures for the year 2000 computer issue or that the issue will materially affect the Company's products, services or competitive conditions. This year 2000 issue is being addressed by the Company's software providers and will be resolved with a software upgrade which the Company believes will not have a material financial impact.

   The Company expects growth to continue in the restaurant industry as more people consume their meals away from home or take prepared meals to the home. The restaurant business is seasonal in nature and the Company's strategy of locating its restaurants near high traffic generators is intended to attract customers who are already in the area for purposes other than a meal. Any seasonality associated with these high traffic generators could affect the level of sales of a particular unit.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report on Form 10-KSB:                       Page
Report of Independent Accountants                                                                     F-1

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996                             F-2

Consolidated Statements of Operations for the Years Ended December 28, 1997,
   December 29, 1996 and December 31, 1995                                                            F-3

Consolidated Statements of Redeemable Equity and Shareholders' Equity (Deficit)
   for the Years Ended December 28, 1997, December 29, 1996 and
   December 31, 1995                                                                                  F-4

Consolidated Statements of Cash Flows for the Years Ended December 28, 1997,
   December 29, 1996 and December 31, 1995                                                            F-5

Notes to Consolidated Financial Statements                                                            F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

   Pursuant to the Ohio General Corporation Law, as implemented by the Company's Certificate of Incorporation and By-Laws, all corporate powers are exercised, and the Company's business, property and affairs are managed by or under the direction of the Board of Directors. Directors of the Company are elected at the Annual Meeting of Shareholders. Currently there are five directors. Set forth below is certain information with respect to each director.

   CARL A. BRUGGEMEIER Mr. Bruggemeier is a founder of the Company and is responsible for the development of the Ciao Baby Cucina concept. He has been President and Chief Executive Officer of the Company since its formation in 1992 and was President and Chief Executive Officer of Fire in the Kitchen, Inc. from 1990 until 1993. Immediately prior to forming the Company, Mr. Bruggemeier was the President and Chief Operating Officer of Phoenix Food Service Corporation, a multi-dimensional food service corporation in Cincinnati, Ohio. Mr. Bruggemeier has also operated such high-volume, high-visibility restaurants as Tavern on the Green in New York City, the Potomac in Washington, D.C., Commander's Palace and Mr. B's Bistro in New Orleans, Brennan's of Houston and the Star Line Cruise Corporation headquartered in Chicago, Illinois. He has been a director of the Company since 1990. Age 48.

CATHERINE C. JETTER Ms. Jetter has served as the Company's Executive Vice President/Chief Financial Officer, Treasurer and Assistant Secretary since 1996; she was Vice President-Finance and Secretary of the Company from 1993 until 1996. She was also Secretary of Fire in the Kitchen, Inc. prior to its merger with the Company. Ms. Jetter was formerly in public accounting and worked primarily as a consultant to small business, including but not limited to several restaurant companies. Prior to her employment with the Company, she acted as a consultant to the Company since its inception in 1990. Prior to her employment in public accounting, Ms. Jetter served as Assistant Treasurer of a publicly traded real estate investment trust. She has over twenty-five years experience in both public accounting and private industry, is a Certified Public Accountant, and holds a Bachelor of Science in Accounting from Florida Institute of Technology. She has been a director of the Company since 1996. Age 50.

   ROGER LIPTON Since February 1995, Mr. Lipton has been President of Lipton Financial Services, Inc., an investment banking firm specializing in the restaurant, franchising and retailing industries, and also has been employed by Axiom Capital Management, Inc., an NASD broker/dealer, where he is a Managing Director. From 1981 until 1995, he was a Managing Director of the Lipton Financial Services Division of Ladenburg, Thalmann & Co., Inc., an investment banking firm. Mr. Lipton has been a director of Boston Restaurant Associates, Inc. since December 1996. Mr. Lipton earned a Bachelor's Degree in Mechanical Engineering from Rensselaer Polytechnic Institute (1962) and an MBA at the Harvard Graduate School of Business Administration (1965). He has been in the investment banking industry since 1967, with the exception of 1976-1980 when he financed and operated a chain of fifteen fast food restaurants. Mr. Lipton has been a director of the Company since 1992. Age 57.

   MARVIN ROSENBERG Mr. Rosenberg is a principal in Towne Properties, a Cincinnati, Ohio real estate development business which he founded with others in 1961. He is a former Chairman and member of the Board of Directors of the Cincinnati Branch of the Federal Reserve Bank of Cleveland. Among other activities, he currently is a member of the Board of Directors of Acordia of Cincinnati, Inc., the Board of Visitors of the University of Cincinnati College of Law and the Board of Overseers of Hebrew Union College. Mr. Rosenberg is a graduate of the University of Illinois and the University of Cincinnati College of Law. Mr. Rosenberg has been a director of the Company since 1996. Age 64.

   JOHN H. WYANT Mr. Wyant has served as President of Blue Chip Venture Company, a venture capital investment firm which manages $186 million of committed capital for investment in privately held high growth companies, since its formation in 1992. From 1991 to 1992, Mr. Wyant served as Executive Vice President, Corporate Finance of Gradison & Co., a financial services firm, where his primary activity was the development and formation of Blue Chip Venture Company. Mr. Wyant was initially trained in marketing with the Procter & Gamble Company and served in marketing and general management positions with Taft Broadcasting Company. Subsequently, he was Chief Executive Officer of Home Entertainment Network and Nutrition Technology Corporation, both venture capital-backed companies. Mr. Wyant holds a Bachelor of Arts from Denison University and a Juris Doctor from Salmon P. Chase College of Law. He has been a director of the Company since 1995 and also is a director of Zaring Homes, Inc., and a number of privately held companies. Age 51.

Mr. Russell C. Wiles, who was a director of the Company since 1996, resigned as a director effective March 16, 1998, in order to devote more time to other business obligations.

EXECUTIVE OFFICERS

   The current executive officers of the Company are as follows:

Name                       Age          Title
----                       ---          -----

Carl A. Bruggemeier        48           Chairman of the Board, President
                                        and Chief Executive Officer

Catherine C. Jetter        50           Executive Vice President, Chief
                                        Financial Officer, Treasurer, Assistant
                                        Secretary and Director

Information about Mr. Bruggemeier and Ms. Jetter is given above.

   Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based upon a review of copies of such forms and written representations from its officers and directors, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 1997.

ITEM 10. EXECUTIVE COMPENSATION

   SUMMARY INFORMATION. The following table sets forth, for the fiscal years indicated, amounts of cash and certain compensation paid by the Company to Mr. Carl A Bruggemeier, the Company's Chief Executive Officer, and to the only other executive officer who earned salary and bonus in excess of $100,000 for 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                        ANNUAL COMPENSATION                        COMPENSATION
                                        -------------------                        ------------
                                                                                   Securities    All Other
Name and Principal    Fiscal                                 Other Annual          Underlying    Compensation
    Position          Year      Salary ($)     Bonus($)      Compensation ($)(1)   Options (#)            ($)
    --------          ----      ------ ---     --------      ------------ ------   ------- ---            ---
Carl A. Bruggemeier   1997      $175,000           -                    -               -                  -
President and Chief   1996      $139,732       $100,000                 -             14,250               -
Executive Officer     1995      $116,154           -                    -                (2)               -

Roger D. Taylor       1997 (3)  $116,496       $ 20,000                 -               -                  -

(1) None, other than prerequisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) In March 1995 Mr. Bruggemeier entered into an amended Employment Agreement with the Company which provided for the grant of options to purchase 138,120 shares of Common Stock at the price of $1.45 per share. This Employment Agreement, including the options provided for (none of which was exercised), was canceled at the time of the Offering.
(3) Mr. Taylor was employed by the Company from January until December 1997.

STOCK OPTIONS. The following table sets forth information regarding options held by the persons named on the Summary Compensation Table at fiscal 1997 year end. No options were granted in 1997. The Company has no outstanding stock appreciation rights (SARs).

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                          YEAR AND FY-END OPTION VALUES

                                                           NUMBER OF
                                                           SECURITIES             VALUE OF
                                                           UNDERLYING             UNEXERCISED
                                                           UNEXERCISED            IN-THE-MONEY
                                                           OPTIONS AT             OPTIONS AT
                                                           FY-END (#)             FY-END ($)
                     SHARES
                     ACQUIRED             VALUE            EXERCISABLE/           EXERCISABLE/
NAME                 ON EXERCISE(#)       REALIZED($)      UNEXERCISABLE          UNEXERCISABLE
----                 --------------       -----------      -------------          -------------
Carl A.                      -                   -             14,250/ -              - / -
   Bruggemeier

Roger D. Taylor              -                   -                 - / -              - / -


DIRECTOR COMPENSATION

   During 1997, directors who were not employees of the Company received $500 for each Board of Directors meeting attended (including Board meetings held by telephone). Employee directors are not separately compensated for their services as directors. The Company discontinued the payment of directors fees in the last quarter of 1997.

EMPLOYMENT AGREEMENTS

   The Company has an employment agreement with Mr. Bruggemeier, entered into effective August 1, 1996 for a three year term with automatic renewal for successive one year terms unless terminated by either party upon 180 days written notice. The agreement originally provided for a base annual salary of $182,000, for raises and cash bonuses (equal to at least 25% of base salary) as determined by the Company's Board of Directors (depending upon the Company's achieving certain sales and profit goals established by the Board) and for miscellaneous compensation in the form of insurance and other benefits. In the event of specified changes of control of the Company, Mr. Bruggemeier has the right to terminate his employment and to receive a lump sum settlement equivalent to the then current value of the base salary payments to which he otherwise would be entitled for the remainder of the term of the agreement plus any bonus related to the then current fiscal year. Mr. Bruggemeier's right to be employed by or be engaged, directly or indirectly, by a person or entity in a "competitive business" (defined as any casual-theme restaurant located within 50 miles of a Company restaurant and having specified average customer check prices) is restricted during the term of the agreement and, under certain circumstances, for a year thereafter.

   On February 9, 1998, the Company entered into an amended employment agreement with Mr. Bruggemeier. The agreement provides for an annual base salary of $130,000, a reduction in certain perquisites previously provided for and the payment to Mr. Bruggemeier of $22,000 in salary under the August 1, 1996 agreement which Mr. Bruggemeier had voluntarily deferred. In addition the amendment requires the forgiveness of $16,000 of a $48,000 loan made to Mr. Bruggemeier by the Company.

   Ms. Jetter has an employment agreement with the Company which commenced on December 4, 1996 and which renews automatically for successive one year terms unless terminated by either party upon 30 days notice prior to the expiration of a term. The agreement provides for an annual base salary of $75,000, which may be increased in the discretion of the Board based upon the Company's achievement of net earnings goals established by the Company's Board, and for cash bonuses in the discretion of the Board. In the event the Company is sold or consummates a merger in which it is not the surviving entity, Ms. Jetter will have the right to terminate her employment and receive a twelve month severance payment. The agreement further provides for miscellaneous other compensation in the form of insurance and other benefits.

   Mr. Taylor had an employment agreement with the Company which commenced on December 2, 1996, for a three year term, and initially provided for an annual base salary of $109,200, a signing bonus of $15,000 and miscellaneous other compensation in the form of insurance and other benefits. On January 2, 1997 the Compensation Committee authorized an increase in the base salary payable to Mr. Taylor to $125,000 and an increase in his signing bonus to $20,000. On December 15, 1997, the Company entered into an agreement with Mr. Taylor to terminate his employment. The severance agreement provides for the payment to Mr. Taylor of $4,242 in salary under the December 2, 1996 agreement which he had voluntarily deferred, payment of the full amount of his base salary under the employment agreement through March 15, 1998 and health insurance coverage and the use of a company automobile until March 15, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of March 18, 1998, there were 3,120,386 shares of the Company's common stock outstanding. The following table sets forth as of March 18, 1998, certain information with regard to the beneficial ownership of the Company's Common Stock by (i) each of the Company's shareholders known to hold more than 5% of the outstanding shares of Common Stock, (ii) each current director and each executive officer named on the Summary Compensation Table, individually, and
(iii) all current directors and executive officers of the Company as a group.

                                                BENEFICIAL OWNERSHIP (1)
                                                ------------------------
                                                NUMBER OF          PERCENT OF
NAME AND ADDRESS                                SHARES             TOTAL
----------------                                ------             -----

Carl A. Bruggemeier (2)                         292,007            9.3%

Catherine C. Jetter                               5,750              *

Roger D. Taylor                                       -              -

Roger Lipton (2)                                271,218            8.7%

Marvin Rosenberg                                 43,747            1.4%

John H. Wyant (2)(3)                          1,166,983           34.1%

Blue Chip Capital Fund Limited
   Partnership (2)                            1,149,165           33.5%

All current directors and executive
   officers as a group (5 persons)            1,780,705           51.7%

----------------------
* Less than 1%

(1) Includes shares which may be acquired upon exercise of presently exercisable stock options and warrants, and options and warrants exercisable within 60 days after March 18, 1998, in the following amounts: Mr. Bruggemeier, 14,250 shares; Ms. Jetter, 5,750 shares; Mr. Wyant, 300,000 shares; Blue Chip LP, 300,000 shares; and all current directors and executive officers as a group, 320,000 shares.
(2) The address of Mr. Bruggemeier is 700 Walnut Street, Suite 300, Cincinnati, Ohio 45202; the address of Mr. Lipton is 399 Park Avenue, New York, New York 10022; and the address of Mr. Wyant and Blue Chip LP is 201 East Fifth Street, Cincinnati, Ohio 45202.
(3) All shares indicated as owned by Mr. Wyant are owned by Blue Chip LP or an affiliate. Mr. Wyant disclaims beneficial ownership of all shares except to the extent of his pro rata interest therein.

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

   On January 16, 1998, Blue Chip LP agreed to lend the Company up to $500,000 evidenced by a promissory note due December 31,1998 bearing interest at 14% per annum. As of March 18, 1998, the Company had borrowed $400,000 of this amount. As further consideration, the Company has issued a warrant to Blue Chip LP for the purchase of up to 200,000 shares of Common Stock at a price of $1.35 per share.

   Payment of the Company's obligations under the lease for its Cincinnati, Ohio restaurant at Harper's Point is personally guaranteed by Mr. Bruggemeier.

   Heidelberg Distributing Company and Ohio Valley Wine Co., of which Mr. Wiles (a director of the Company until March 1998) is the President, sell beverage products to the Company. During fiscal years 1996 and 1997, purchases by the Company from these businesses were $225,555 and $206,696, respectively.

   Mr. Rosenberg is a principal of the entities from which the Company leases the space occupied by its executive offices and its two Cincinnati, Ohio restaurants. Aggregate lease payments by the Company for these properties for the fiscal years 1996 and 1997 were $274,249 and $202,863, respectively. In July 1995, Towne Investment Company, a Limited Partnership, of which Mr.

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

   In December 1997, the Company entered into a consulting agreement with Parentis Corporation which provides for an hourly billing arrangement in addition to a success fee based upon the gross reduction of the Company's indebtedness achieved as a result of Parentis' negotiations. On March 16, 1998, the Company's Board of Directors approved the payment to Parentis of success fees to be paid $40,000 in cash over a four month period and the balance to be satisfied with the issuance of 85,000 shares of the Company's Common Stock in addition to warrants to purchase 80,000 additional shares of Common Stock at $1.25 per share.

ITEM. 13 EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit Index:

 Exhibit
   No.         Description
 -------       -----------

     3.1      Amended and Restated Articles of Incorporation (1)

     3.2      Code of Regulations (1)

    10.1 Stock Purchase and Shareholder Agreement dated March 30, 1995 among Blue Chip Capital Fund Limited Partnership, the Company and Carl A. Bruggemeier (1)

    10.2 Convertible Subordinated Participating Income Note Series B dated September 7, 1993 between the Company and Peter E. Salas (1)

    10.4 Lease dated April 29, 1996 between Hibben Building, Ltd. and the Company (1)

    10.5      Lease dated February 7, 1994 between the Kroger Co. and the
              Company (1)

    10.6 Lease dated July 28, 1995 between Hibben Building Associates and the Company (1)

    10.7 Lease dated October 24, 1994 between Gayoso House L.P. and the Company (1)

    10.9 Lease dated March 22, 1993 between Washington Square Ltd. Partnership and the Company (1)

    10.10 Sublease dated November 14, 1990 between Towne Investment Co. and Fire in the Kitchen, Inc. (1)

    10.11 Warrant between the Company and Blue Chip Capital Fund Limited Partnership (1)

    10.12 Employment Agreement dated as of August 1, 1996 between the Company and Carl A. Bruggemeier (1)

    10.13 Employment Agreement dated as of December 4, 1996 between the Company and Catherine C. Jetter (2)

    10.14 Employment Agreement dated as of December 2, 1996 between the Company and Roger D. Taylor (2)

    10.15 Lease between the Company and the City of Coral Gables, A Municipal Corporation dated April 7, 1997 (3)

    10.16 Lease between the Company and Loew's Building, Ltd. Dated September 15, 1997 (4)

    10.17 Lease between the Company and Ballston Common Mall dated October 27, 1997 (4)

    10.18 Promissory Note between the Company and Blue Chip Capital Fund Limited Partnership dated January 16, 1998

    10.19 Warrant for the Purchase of Shares of Common Stock between the Company and Blue Chip Capital Fund Limited Partnership dated January 16, 1998

    10.20 Registration Rights Agreement between the Company and Blue Chip Capital Fund Limited Partnership dated January 16, 1998

    10.21 Security Agreement between the Company and Blue Chip Capital Fund Limited Partnership dated January 16, 1998

    10.22 Note Purchase Agreement between the Company and Blue Chip Capital Fund Limited Partnership dated January 16, 1998.

    10.23 Amended Employment Agreement dated February 9, 1998 between the Company and Carl A. Bruggemeier

    10.24 Mutual Release between the Company and Roger D. Taylor dated December 15, 1997

    21.       Subsidiaries of the registrant

    24.       Power of Attorney

    27.       Financial Data Schedule **

-------------------
1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, No. 333-5674 and incorporated herein by reference.
2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 29, 1996 and incorporated herein by reference.
3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 20, 1997 and incorporated herein by reference.
4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 5, 1997 and incorporated herein by reference.

** EDGAR filing only.

b.  Reports on Form 8-K:            None

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of April 1998.

                                     CIAO CUCINA CORPORATION


                                By: /s/ Catherine C. Jetter
                                   ------------------------
                                Catherine C. Jetter
                                Executive Vice President/Chief Financial Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 2nd day of April 1998.



/s/ CARL A. BRUGGEMEIER                            Chairman of the Board,
------------------------------                     President and Chief Executive
Carl A. Bruggemeier                                Officer

/s/ CATHERINE C. JETTER                            Director, Executive Vice
------------------------------                     President/Chief Financial
Catherine C. Jetter                                Officer and Treasurer

/s/ GARY A. SALAZAR                                Controller
------------------------------
Gary A. Salazar

/s/* ROGER LIPTON                                  Director
------------------------------
Roger Lipton

/s/* MARVIN ROSENBERG                              Director
------------------------------
Marvin Rosenberg

/s/* JOHN H. WYANT                                 Director
------------------------------
John H. Wyant

* By Power of Attorney

/s/ CATHERINE C. JETTER
------------------------------
Catherine C. Jetter, Attorney in-Fact

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                                    CONTENTS

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT ACCOUNTANTS                                       F-1

CONSOLIDATED BALANCE SHEETS                                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3

CONSOLIDATED STATEMENT OF REDEEMABLE EQUITY
  AND SHAREHOLDERS' EQUITY                                              F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-5/6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7/18

             AN OHIO REGISTERED PARTNERSHIP HAVING LIMITED LIABILITY
--------------------------------------------------------------------------------
PRIVATE COMPANIES PRACTICE SECTION          MEMBER AICPA DIVISION FOR CPA FIRMS
SEC PRACTICE SECTION


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
CIAO CUCINA CORPORATION
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of CIAO CUCINA CORPORATION and subsidiary as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, redeemable equity and shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIAO CUCINA CORPORATION and subsidiary as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring losses and has a working capital deficiency at December 28, 1997, and these matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Joseph Decosimo & Company, PLL


Cincinnati, Ohio
March 6, 1998

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                          DECEMBER 29,          DECEMBER 28,
                                                                                          1996                  1997

          ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                                           $ 2,729,327          $   486,885
  Certificate of Deposit                                                                  144,434                -
  Accounts Receivable                                                                      42,377              117,282
  Due from Officer                                                                          -                   48,000
  Inventories                                                                              87,203              120,702
  Prepayments                                                                             243,840              175,693
                                                                                        ---------            ---------
     Total Current Assets                                                               3,247,181              948,562

EQUIPMENT AND IMPROVEMENTS, net                                                         4,528,200            3,183,654

INTANGIBLE ASSETS, net                                                                    130,690               80,948

SECURITY DEPOSITS AND OTHER ASSETS                                                        396,560              395,434
                                                                                        ---------            ---------

TOTAL ASSETS                                                                          $ 8,302,631          $ 4,608,598
                                                                                        =========            =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of Long-Term Debt                                                   $   103,006          $    52,305
  Current Portion of Capitalized Lease Obligation                                           -                   85,349
  Accounts Payable                                                                        544,416              516,843
  Accrued Expenses                                                                        598,201              451,815
  Accrued Lease Termination and Site Exit Costs                                             -                1,095,293
                                                                                        ---------            ---------
     Total Current Liabilities                                                          1,245,623            2,201,605
                                                                                        ---------            ---------

LONG-TERM LIABILITIES
  Notes Payable                                                                             6,007                3,701
  Capitalized Lease Obligation                                                              -                  145,730
  Accrued Rentals                                                                         509,085              181,245
  Deferred Lease Incentives                                                             2,112,524            1,101,477
                                                                                        ---------            ---------
     Total Long-Term Liabilities                                                        2,627,616            1,432,153
                                                                                        ---------            ---------

SHAREHOLDERS' EQUITY
  Common Stock - no par value, 10,000,000 shares authorized;
    3,104,848 shares
    issued for 1996 and 3,120,386 shares
    issued for 1997                                                                     9,179,195            9,229,195
  Additional Paid-In Deficit                                                           (1,647,372)          (1,647,372)
  Accumulated Deficit                                                                  (3,102,431)          (6,606,983)
                                                                                        ---------            ---------
     Total Shareholders' Equity                                                         4,429,392              974,840
                                                                                        ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 8,302,631          $ 4,608,598
                                                                                        =========            =========


    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                          YEARS ENDED
                                                                    DECEMBER 31,          DECEMBER 29,          DECEMBER 28,
                                                                    1995                  1996                  1997

RESTAURANT REVENUES                                            $ 4,778,742            $ 7,787,631          $ 7,082,754
                                                                 ---------              ---------            ---------

OPERATING EXPENSES
  Food and Beverage Costs                                        1,409,422              2,382,357            2,151,954
  Restaurant Labor Costs                                         1,548,678              2,616,162            2,488,127
  Occupancy and Other Restaurant Expenses                        1,589,833              2,155,611            2,154,134
  Depreciation and Amortization                                    459,549                781,743              671,366
                                                                 ---------              ---------            ---------
                                                                 5,007,482              7,935,873            7,465,581
                                                                 ---------              ---------            ---------

RESTAURANT OPERATIONS                                             (228,740)              (148,242)            (382,827)

  Interest Income (Expense), net                                   (72,510)              (469,309)              49,013
  Other Income (Expense)                                             3,083                 27,989              (20,374)
  General and Administrative Expenses                             (604,490)              (985,317)          (1,213,929)
  Restructuring Costs                                                -                   (517,464)               -
  Lease Termination and Site Exit Costs                              -                      -               (1,936,435)
  Loss on Disposal of Assets                                         -                    (46,750)               -
                                                                 ---------              ---------            ---------

NET LOSS                                                          (902,657)            (2,139,093)          (3,504,552)

  Accretion of Dividends on Preferred Stock                       (194,472)              (236,499)               -
  Accretion of Discount on Preferred Stock                         (10,105)               (12,288)               -
                                                                 ---------              ---------            ---------

NET LOSS APPLICABLE TO
  COMMON STOCK                                                 $(1,107,234)           $(2,387,880)         $(3,504,552)
                                                                 =========              =========            =========

NET LOSS PER COMMON SHARE                                           $(1.94)                $(2.96)              $(1.12)
                                                                 =========               =========           =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                        569,910                806,041            3,118,550
                                                                 =========              =========            =========


    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF REDEEMABLE EQUITY
                            AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------



                                                                                        REDEEMABLE EQUITY
                                                                                        -----------------

                                                  SERIES A CONVERTIBLE               SERIES B CONVERTIBLE       TOTAL
                                                 PREFERRED STOCK                    PREFERRED STOCK             REDEEMABLE
                                         SHARES            AMOUNT            SHARES        AMOUNT               EQUITY
BALANCE - December 25, 1994                 -          $     -                -         $     -              $     -
  Issuance of Redeemable
    Equity                               15,000          1,435,999          1,584         1,092,960            2,528,959
  Reclassification of
    S Corporation Accumulated
    Deficit to Additional
    Paid-In Deficit
  Dividends Accrued On
    Redeemable Equity                                      112,500                           81,972              194,472
  Accretion of Discount on
    Redeemable Equity                                       10,105                                                10,105
                                         ------          ---------         ------         ---------            ---------

  Net Loss

BALANCE - December 31, 1995              15,000          1,558,604          1,584         1,174,932            2,733,536
  Issuance of Warrants Relating
    to Bridge Financing
  Dividends Accrued on
    Redeemable Equity                                      136,812                           99,687              236,499
  Accretion of Discount on
    Redeemable Equity                                       12,288                                                12,288
  Conversion of Preferred
    Stock to Common Stock               (15,000)        (1,707,704)       ( 1,584)       (1,274,619)          (2,982,323)
  Conversion of Consulting
    Fees to Common Stock
  Conversion of Debenture
    to Common Stock
  Issuance of Common Stock in
    Initial Public Offering
  Treasury Stock Canceled
  Net Loss

BALANCE - December 29, 1996                 -                -                -               -                    -
  Conversion of Debenture to
    Common Stock
                                         ------          ---------         ------         ---------            -----
  Net Loss

BALANCE - December 28, 1997                 -          $     -                -         $     -              $     -
                                         ======          =========         ======         =========            =====


    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

                                           SHAREHOLDERS' EQUITY (DEFICIT)
                                           -----------------------------

                                                    ADDITIONAL                                                  TOTAL
                                                    PAID-IN                                                     SHAREHOLDERS'
                     COMMON STOCK                   CAPITAL             ACCUMULATED        TREASURY             EQUITY
            SHARES             AMOUNT               (DEFICIT)           DEFICIT            STOCK                (DEFICIT)

           794,355          $       750         $   127,327          $(1,502,016)         $(135,000)         $(1,508,939)





                                                 (1,894,699)           1,894,699

                                                                        (194,472)                               (194,472)

                                                                         (10,105)                                (10,105)
                                                                        (902,657)                               (902,657)
         ---------            ---------           ---------            ---------          ---------            ---------

           794,355                  750          (1,767,372)            (714,551)          (135,000)          (2,616,173)

                                                     50,000                                                       50,000

                                                                        (236,499)                               (236,499)

                                                                         (12,288)                                (12,288)

         1,427,390            2,982,323                                                                        2,982,323

            26,196              183,372                                                                          183,372

            81,352              150,000                                                                          150,000

         1,000,000            5,997,750              70,000                                                    6,067,750
          (224,445)            (135,000)                                                    135,000                -
                                                                      (2,139,093)                             (2,139,093)
         ---------            ---------           ---------            ---------          ---------            ---------

         3,104,848            9,179,195          (1,647,372)          (3,102,431)             -                4,429,392

            15,538               50,000                                                                           50,000
                                                                      (3,504,552)                             (3,504,552)
         ---------            ---------           ---------            ---------          ---------            ---------

         3,120,386          $ 9,229,195         $(1,647,372)         $(6,606,983)       $     -              $   974,840
         =========            =========           =========            =========          =========            =========

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                        YEARS ENDED
                                                                    DECEMBER 31,          DECEMBER 29,          DECEMBER 28,
                                                                    1995                  1996                  1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $(902,657)          $(2,139,093)           $(3,504,552)
  Adjustments to Reconcile Net Loss to Net
    Cash Used by Operating Activities -
    Depreciation                                                    275,259               469,492                577,752
    Amortization                                                    184,290               312,251                 93,614
    Amortization of Lease Incentives                               (122,083)             (189,091)              (218,727)
    Other Non-Cash Expenses                                           -                    50,000                 18,141
    Loss on Disposal of Assets                                        -                    46,750                  -
    Loss on Disposal of Asset Included in
      Lease Termination and Site Exit Costs                           -                     -                    409,851
    Write-Off of Deferred Financing Costs                             -                   219,319                  -
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivables                                                  11,254               (13,688)               (74,905)
        Advances to Officer                                           -                     -                    (48,000)
        Inventories                                                   1,622               (41,129)               (33,499)
        Prepayments                                                  38,223              (221,004)                68,147
      Increase (Decrease) in -
        Accounts Payable                                            (44,515)              285,019                (27,573)
        Accrued Expenses                                           (131,845)              405,575               (146,386)
        Accrued Lease Termination and
          Site Exit Costs                                             -                     -                  1,095,293
        Accrued Rentals                                             172,679               135,921               (327,840)
                                                                  ---------             ---------              ---------
          NET CASH USED BY OPERATING ACTIVITIES                    (517,773)             (679,678)            (2,118,684)
                                                                  ---------             ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale (Purchase) of Certificate of Deposit                           -                  (144,434)               144,434
  Capital Expenditures                                             (123,620)           (1,766,080)              (411,173)
  Proceeds from Sale of Equipment                                     -                     -                    252,420
  Cash Paid for Intangible Assets                                  (145,936)             (258,545)              (43,872)
  Cash Paid for Security Deposits and
    Other Assets                                                   (125,071)              (52,386)               (23,078)
                                                                  ---------             ---------              ---------
        NET CASH USED BY INVESTING ACTIVITIES                      (394,627)           (2,221,445)               (81,269)
                                                                  ---------             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in Bank Overdraft                                        (22,555)                -                      -
  Issuance of Long-Term Debt                                        628,038             2,257,200                  -
  Repayment of Long-Term Debt                                      (675,286)           (2,882,160)                (3,007)
  Payments on Capitalized Lease Obligation                            -                     -                    (39,482)
  Issuance of Redeemable Equity                                   1,150,000                 -                      -
  Payment of Preferred Stock Issuance Costs                         (64,001)                -                      -
  Issuance of Common Stock                                            -                 6,067,750                  -
  Issuance of Warrants                                                -                    50,000                  -
                                                                  ---------             ---------              -----
         NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES                                   1,016,196             5,492,790                (42,489)
                                                                  ---------             ---------              ---------


    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                           YEARS ENDED
                                                                     DECEMBER 31,          DECEMBER 29,          DECEMBER 28,
                                                                     1995                  1996                  1997

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                $   103,796           $ 2,591,667          $(2,242,442)

CASH AND CASH EQUIVALENTS - beginning of year                          33,864               137,660            2,729,327
                                                                    ---------             ---------            ---------

CASH AND CASH EQUIVALENTS - end of year                           $   137,660           $ 2,729,327          $   486,885
                                                                    =========             =========            =========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING
  ACTIVITIES
  Deferred Landlord Incentives Used to
    Purchase Leasehold Improvements
    and Equipment                                                 $ 1,079,506           $   175,786          $   619,584
  Capitalized Lease Obligation Incurred
    in Exchange for Restaurant Equipment                          $     -               $     -              $   270,561
  Conversion of Short-Term Note Into
    Series A Convertible Preferred Stock                          $   350,000           $     -              $     -
  Conversion of Subordinated Notes Into
    Series B Convertible Preferred Stock                          $ 1,092,960           $     -              $     -
  Dividends Accrued On Series A and
    B Convertible Preferred Stock                                 $   194,472           $   236,499          $     -
  Accretion of Discount on Series A
    Convertible Preferred Stock                                   $    10,105           $    12,288          $     -
  Conversion of Series A and B
    Preferred Stock into Common Stock                             $     -               $ 2,982,323          $     -
  Issuance of Bridge Note for
    Deferred Financing Costs                                      $     -               $   200,000          $     -
  Conversion of Consulting Fees to
    Common Stock                                                  $     -               $   183,372          $     -
  Conversion of Debenture to Common Stock                         $     -               $   150,000          $    50,000
  Warrants Issued for Stock Issuance
    Costs                                                         $     -               $    70,000          $     -


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash Paid for Interest                                          $   210,292           $   503,800          $    74,966

    The accompanying notes are an integral part of the financial statements.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the Company are as follows:

Description of Business - The Company develops, owns and operates certain restaurants which operate under the name Ciao Cucina and Ciao Baby. During a portion of both 1995 and 1996, the Company also managed a restaurant in Washington D.C. under another name.

Restaurants affiliated with the Company or under development as of December 28, 1997, are summarized as follows:

                  LOCATION                                  YEAR OPENED                      STATUS

Cincinnati, Ohio (Harper's Point)                    1991                       Owned and operating
Washington, D.C.                                     1993                       Owned and operating
Hackensack, New Jersey                               1994                       Owned and operating
Memphis, Tennessee                                   1996                       Owned and operating
Cincinnati, Ohio (Downtown)                          1996                       Owned and operating
Fort Lauderdale, Florida                             1997                       Owned and operating
Cleveland, Ohio                                      1998 (est.)                Under development

In December, 1997, the board of directors approved a plan for closing the Hackensack, New Jersey and Fort Lauderdale, Florida restaurants based on their current and projected operating performance. These restaurants were closed on December 31, 1997 and January 17, 1998, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ciao Playhouse, Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the last Sunday in December, which included 53 weeks in the fiscal year 1995 and 52 weeks in fiscal years 1996 and 1997. The first quarter consists of four four-week periods and each of the remaining three quarters consists of three four-week periods; the first, second and third quarters end 16 weeks, 28 weeks and 40 weeks, respectively, into the fiscal year.

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

Preopening costs consist primarily of payroll, training and other direct costs incurred prior to the opening of a new restaurant and are amortized using the straight-line method over the twelve month period subsequent to the date of opening. Effective in fiscal 1998, the Company will expense preopening costs upon the opening of each new restaurant.

The Company evaluates the recoverability of intangible assets at each balance sheet date based on forecasted future operations and undiscounted cash flows exclusive of capital investments and other subjective criteria. Based upon this information the carrying amount of these intangible assets is expected to be realized over the respective amortization periods.

Security Deposits - The Company had certificates of deposit totaling $381,413 as of December 28, 1997 and December 29, 1996, at a single financial institution which were pledged to the Company's principal financial institution as collateral on letters of credit totaling $448,662 as of December 28, 1997 and December 29, 1996. These letters of credit are provided to the Company's landlords in accordance with certain lease agreements.

Revenue Recognition - The Company recognizes revenues from its restaurant operations as earned on the close of each day's business.

Advertising - The Company expenses the costs of advertising as incurred. Advertising expense totaled $84,277 for 1995, $226,200 for 1996 and $180,790 for 1997.

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

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - LIQUIDITY AND OPERATIONS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses totaling $902,657, $2,139,093 and $3,504,552 and net cash used by operating activities of $517,773, $679,678 and $2,118,684 for fiscal years 1995, 1996 and
1997, respectively. Current liabilities exceed current assets by $1,203,043, and accumulated deficit totals $6,606,983 as of December 28, 1997. The Company has negotiated lease termination agreements with three landlords providing for substantial cash payments during fiscal year 1998, and is currently negotiating with two lessors for the termination of lease agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has developed a comprehensive plan to allow the Company to become profitable, including terminating the leases of unprofitable restaurants, negotiating lease termination agreements with lessors for locations at which construction has not commenced, obtaining short-term shareholder financing, increasing operating profitability at the Company's remaining restaurants and reducing restaurant and corporate office expenses.

The Hackensack, New Jersey and Fort Lauderdale, Florida restaurants were closed on December 31, 1997 and January 15, 1998, respectively. In February, 1998, the Company reached a lease termination agreement with its Hackensack landlord calling for the abandonment of certain leasehold improvements, payment under the Company's $100,000 letter of credit and additional payments of $400,000 from February through December, 1998. In January, 1998, the Company reached a lease termination agreement with its Fort Lauderdale, Florida landlord calling for the abandonment of certain leasehold improvements and restaurant equipment.

In February, 1998, the Company reached a lease termination agreement with the Orlando, Florida landlord, a location at which construction had not commenced, calling for total payments of $88,142 from March through July, 1998. The Hackensack and Orlando lease termination agreements provide penalties of $1,634,000 and $2,892,000, or approximately the total remaining payments under the original lease provisions, in the event of non-compliance with the lease termination agreements. The Company is currently negotiating with its landlords at Coral Gables, Florida and Arlington, Virginia, two locations at which construction has not commenced, to terminate these two lease agreements. Default provisions under the Coral Gables, Florida and Arlington, Virginia leases call for payments of $2,489,444 and $2,979,900 in the event of lease default. Current liabilities include $1,095,293 for lease termination and site exit costs at December 28, 1997, relating to these two existing restaurants and five lease agreements.

On January 15, 1998, the Company obtained a loan with a shareholder providing for maximum available borrowings of $500,000, of which $200,000 was drawn on January 15, 1998. This loan bears interest at 14%, is secured by substantially all assets of the Company and matures on December 31, 1998. The loan agreement provides for the issuance of warrants to purchase up to 200,000 shares of the Company's common stock at $1.35 per share, the market price of the Company's common stock as of January 15, 1998.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - LIQUIDITY AND OPERATIONS - continued

The Company opened its Cleveland, Ohio restaurant and banquet facility in February, 1998, and anticipates that this location will generate net income from restaurant operations during fiscal year 1998.

Management has devoted substantial time and attention to reducing restaurant and general and administrative costs during 1997, and is continuing to do so in 1998. These plans include elimination of a senior management position, a substantial reduction in the president's salary, reduction of corporate office staffing and an intensive focus on improving restaurant operations and profitability.

Management believes that its plans will allow the Company to become profitable and continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following major classifications:

                                                                                          1996                  1997

Leasehold Improvements                                                                $ 3,747,206            $ 2,828,704
Restaurant Furniture and Equipment                                                      1,300,577              1,006,051
Computer Equipment                                                                        229,493                232,597
Office Furniture and Equipment                                                            123,747                156,856
China, Glassware and Flatware                                                              79,601                 63,222
Construction in Progress                                                                   52,434                  -
                                                                                        ---------              ---------
                                                                                        5,533,058              4,287,430
Accumulated Depreciation                                                               (1,004,858)            (1,103,776)
                                                                                        ---------              ---------
                                                                                      $ 4,528,200            $ 3,183,654
                                                                                        =========              =========



NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                           1996                  1997

Licenses                                                                                $  81,125              $ 101,627
Preopening Costs                                                                          381,165                404,535
                                                                                          -------                -------
                                                                                          462,290                506,162
Accumulated Amortization                                                                 (331,600)              (425,214)
                                                                                          -------                -------
                                                                                        $ 130,690              $  80,948
                                                                                          =======                =======

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           1996                  1997

10% Series B Convertible Subordinated
  Participating Income Notes                                                            $  50,000              $  50,000

10% Series A Convertible Subordinated
  Participating Income Notes                                                               50,000                    -

Equipment Notes Payable - payable $378 monthly including
  interest                                                                                  9,013                  6,006
                                                                                          -------                -------
                                                                                          109,013                 56,006
Less Current Portion                                                                      103,006                 52,305
                                                                                          -------                -------
                                                                                        $   6,007              $   3,701
                                                                                          =======                =======

The Series A and B Convertible Participating Income Notes provide for interest at 10% plus contingent interest based on sales not to exceed 10% of the principal amount. These notes are convertible into shares of the Company's common stock, are subject to certain prepayment penalties through September, 1998 and are unsecured. These notes were included in the current portion of long-term debt at December 29, 1996 and December 28, 1997, as they were in default due to nonpayment of interest. In February, 1997, Series A Convertible Participating Income Notes were converted into 15,538 shares of common stock.

Aggregate maturities of long-term debt for the years subsequent to December 28, 1997, are as follows:

YEAR ENDING
  December 27, 1998                                                                                            $   2,305
  December 26, 1999                                                                                               51,624
  December 31, 2000                                                                                                1,904
  December 29, 2001                                                                                                  173
                                                                                                               ---------
                                                                                                               $  56,006
                                                                                                               =========

Based on the borrowing rates currently available to the Company for notes payable with similar terms and average maturities, the fair values of debt securities approximate their carrying values.

Interest expense totaled $94,459 for 1995, $502,352 for 1996 and $47,007 for 1997.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                       1995                1996                  1997

Deferred Provision                                                   $(107,000)         $    87,500            $(963,000)
Tax Benefit of Net Operating Loss Carryforward                        (162,000)            (830,000)            (407,000)
Valuation Allowance                                                    269,000              742,500            1,370,000
                                                                     ---------            ---------            ---------
                                                                   $     -              $     -              $     -
                                                                     =========            =========            =========

The provision for income taxes differs from the amounts computed by applying the federal statutory rate to book income for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, as follows:

                                                                       1995                1996                  1997

Income Tax at Federal Statutory Rate                                 $(230,000)           $(727,000)         $(1,192,000)
State Income Taxes, net of federal benefit                             (40,000)             (85,000)            (210,000)
Valuation Allowance                                                    269,000              742,500            1,370,000
Other                                                                    1,000               69,500               32,000
                                                                     ---------            ---------            ---------
                                                                   $     -              $     -              $     -
                                                                     =========            =========            =========

As discussed in the summary of significant accounting policies, the Company changed its tax status from nontaxable to taxable effective March 30, 1995. Accordingly, a deferred tax asset at that date of approximately $220,000 was recorded during 1995 along with an offsetting valuation allowance of $220,000.

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

NOTE 6 - INCOME TAXES - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets are as follows:

                                                                                          1996                  1997

Accrued Expenses                                                                      $     4,000            $   443,000
Deferred Rent                                                                             204,000                 72,000
Net Operating Loss Carryforwards                                                          992,000              1,399,000
Asset Depreciation and Amortization, net of
  deferred lease incentive                                                                 31,000                687,000
                                                                                        ---------              ---------
                                                                                        1,231,000              2,601,000
Valuation Allowance                                                                    (1,231,000)            (2,601,000)
                                                                                        ---------              ---------
Net Deferred Tax Asset                                                                $     -                $     -
                                                                                        =========              =========

No benefit for income taxes has been recorded due to losses reported in 1995, 1996 and 1997 given that the realization of this asset is uncertain in that it is dependent upon, among others, prospective taxable income.

The Company has a net operating loss carryforward of $3,499,000 which is available to offset future taxable income through the years 2010 to 2012.


NOTE 7 - LEASE COMMITMENTS

The Company leases restaurant facilities and administrative offices under operating lease agreements with terms which generally provide for minimum annual rental plus additional rents computed as a percentage of sales in excess of certain levels. The restaurant leases expire through 2012 and generally contain options to renew for terms of up to ten years. Two of the Company's restaurant locations and the Company's administrative offices are leased from an entity controlled by certain of its shareholders. The lease for one restaurant location is guaranteed by the Company's president.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - LEASE COMMITMENTS - continued

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 28, 1997, including the lease commitment for the Cleveland, Ohio location opened subsequent to December 28, 1997, but excluding the Hackensack, New Jersey, Fort Lauderdale, Florida and Orlando, Florida lease commitments for which lease termination agreements were reached subsequent to December 28, 1997, are as follows:

                                                                                           LEASES
                                  THIRD              RELATED            SUB-LEASE          PENDING
                                  PARTIES            PARTIES            RENTALS            TERMINATION          TOTAL

YEAR ENDING
  December 27, 1998           $   639,288        $   286,676            $(44,862)       $    72,612         $    953,714
  December 26, 1999               704,930            286,676             (11,324)           310,847            1,291,129
  December 31, 2000               719,788            286,676               -                310,847            1,317,311
  December 30, 2001               726,723            231,309               -                310,847            1,268,879
  December 29, 2002               732,582            222,370               -                310,847            1,265,799
  Thereafter                    3,225,657          1,461,212               -              4,153,344            8,840,213
                                ---------          ---------           ---------          ---------           ----------
                              $ 6,748,968        $ 2,774,919            $(56,186)       $ 5,469,344         $ 14,937,045
                                =========          =========           =========          =========           ==========

Rent expense totaled $527,060 for 1995, $590,326 for 1996 and $710,200 for 1997.
Contingent rental expense, computed principally on the basis of sales in excess of specified threshold amounts, totaled $116,331 for 1995, $38,800 for 1996 and $23,930 for 1997.

The Company leases certain restaurant equipment under capitalized lease agreements. Future minimum lease payments under noncancelable capitalized leases with initial or remaining terms in excess of one year at December 28, 1997, are as follows:

YEAR ENDING
  December 27, 1998                                                                                            $ 105,324
  December 26, 1999                                                                                              105,324
  December 31, 2000                                                                                               52,662
                                                                                                                 -------
Total Minimum Lease Payments                                                                                     263,310
Less:  Amounts Representing Interest                                                                              32,231
                                                                                                                 -------
Present Value of Minimum Lease Payments                                                                        $ 231,079
                                                                                                                 =======


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had a consulting agreement with one of its directors and shareholders which provided for consulting and financial advisory fees of $50,000 annually which terminated upon the completion of the Company's initial public offering. Consulting fees totaled $37,500 for 1995 and $45,500 for 1996 under this arrangement.

The Company had a consulting agreement with an affiliate of the holder of its Series A convertible preferred stock and a director which provided for consulting and financial advisory fees of $75,000 annually which terminated upon the completion of the Company's initial public offering. Consulting fees totaled approximately $56,500 for 1995 and $68,000 for 1996 under this arrangement.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS - continued

The Company had a demand note payable to a shareholder and officer bearing interest at the prime rate. The outstanding balance on this note was $0 at December 29, 1996. Interest expense on this note totaled $10,964 for 1995 and $13,171 for 1996.

The Company leases one restaurant, and in 1996 commenced leasing an additional restaurant, and its administrative offices from partnerships in which a director and shareholders serve as general partner. Rent expense for these facilities totaled $76,111 for 1995, $274,249 for 1996 and $260,460 for 1997. Additionally,
the Company owed this landlord $43,295 in accrued and other rents at December 29, 1996 and $59,597 at December 28, 1997.

The Company purchases certain alcoholic beverages from a company in which a director of the Company is an officer. Purchases of alcoholic beverage products totaled $82,766 for 1995, $225,555 for 1996 and $206,696 for 1997.

The Company paid directors' fees of $5,000 to its outside directors for their services during 1997.

The Company had a consulting agreement with one of its directors and shareholders which provided for consulting and financial advisory fees. This contract was terminated by the board of directors during 1997 after payments of $12,000 under its terms were made.

The Company has advanced $48,000 to its president, to be repaid in accordance with the terms of his revised employment agreement. A portion of the chief executive officer's and chief financial officer's salary, totaling $18,308 at December 28, 1997, has been voluntarily deferred.


NOTE 9 - STOCK OPTIONS AND WARRANTS

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

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS - continued

Concurrent with the closing of its initial public offering, the Company also issued options to purchase 21,645 shares of its common stock at the $7.00 per share initial offering price to its President and Chief Financial Officer. The options may be exercised for ten years from November, 1996. The Company applied APB Opinion No. 25 and related interpretations in accounting for these employee options. Accordingly, no compensation cost has been recognized for these options in its results of operations. Had the Company recorded a charge for the fair value of the options granted consistent with FASB Statement 123, net loss and net loss per common share would have been increased by $5,942 and $.01 in 1996, respectively.

The fair value of the employee options was estimated on the date of grant using the Black Scholes option pricing model using a risk-free interest rate of 6.70%, an expected option life of 10 years, and nil volatility, since there was no trading history for the Company's stock.

The following table summarizes the activity relating to options and warrants for 1996 and 1997.

                                                                                                                   EXERCISE
                                                                                           SHARES                  PRICE

Outstanding at January 1, 1996                                                                -                     N/A
  Warrants Granted                                                                        249,990                $7.00
  Warrants Granted                                                                        100,000                $8.40
  Options Granted                                                                          20,000                $7.00

Outstanding at December 29, 1996                                                          369,990                $7.38
  Warrants Granted                                                                            -                      -
  Options Granted                                                                             -                      -
Outstanding at December 28, 1997                                                          369,990                $7.38


NOTE 10 - SUBSEQUENT EVENTS

On December 31, 1997, the Company closed its New Jersey restaurant. As part of the February, 1998, negotiated lease settlement, the Company is required to pay settlement costs of $400,000 during 1998, was required to cede its interest in the lease deposit letter of credit with a value of $100,000 and was required to transfer title to all restaurant leasehold improvements to the landlord. The total expense for closing this unit was estimated at $575,000 and recognized as lease termination and site exit costs for the year ended December 28, 1997.

On January 17, 1998, the Company closed its Fort Lauderdale restaurant. As part of the negotiated lease settlement, the Company was required to transfer title to all restaurant leasehold improvements, furniture, fixtures and equipment to the landlord. The total expense for closing this unit was approximately $1,030,000, and was recognized as lease termination and site exit costs for the year ended December 28, 1997.

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS - continued

In early 1998, the Company has negotiated a settlement of the Orlando, Florida lease and is in the process of negotiating settlements for leases to which it is a party for restaurants under development located in Arlington, Virginia and Coral Gables, Florida. The costs of effecting a termination of these three leases have been estimated at $335,000 and are included in lease termination and site exit costs and accrued lease termination and site exit costs at December 28, 1997. The Company does not currently have sufficient capitalization to build, equip and operate restaurants at these locations. The default provisions of the lease agreements provide for total payments of $2,489,444 for Coral Gables and $2,979,900 for Arlington in the event that the Company is unable to comply with the terms of the lease agreements.

Lease termination and site exit costs consist of the following:

Property and Equipment                                                                                       $ 2,445,657
Lease Settlements                                                                                                893,202
Deferred Lease Incentives                                                                                     (1,411,904)
Accrued Rent                                                                                                    (310,385)
Other Assets                                                                                                     255,807
Other Costs                                                                                                       64,058
                                                                                                               ---------
                                                                                                             $ 1,936,435
                                                                                                               =========


It is reasonably possible that the actual lease termination and site exit costs could differ materially from these estimates.

Operations of the closed restaurants are as follows:

                                                                                          YEARS ENDED
                                                                    DECEMBER 31,          DECEMBER 29,          DECEMBER 28,
                                                                    1995                  1996                  1997

Revenues                                                        $ 1,790,138           $ 1,292,532            $   871,700
Operating Expenses                                                1,971,068             1,603,608              1,259,884
                                                                  ---------             ---------              ---------
Operating Losses                                                $(  180,930)          $(  311,076)           $(  388,184)
                                                                  =========             =========              =========