Form 10QSB
period 1998-04-19
CIAO CUCINA CORP
filed 1998-06-25
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 19, 1998


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                  ----------------------  ------------------


Commission file number:    000-21745

                             CIAO CUCINA CORPORATION
        (Exact name of small business issuer as specified in its charter)

            OHIO                                         31-1357862
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

                                  Yes   X    No
                                     -------   -------


 The issuer had 3,246,186 shares of Common Stock outstanding as of May 1, 1998.

           Transitional Small Business Disclosure Format (check one):


                                  Yes        No   X
                                     -------   -------

                             CIAO CUCINA CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION

              Item 1.  Condensed Financial Statements

                       Balance Sheets                                                   3
                       April 20, 1997 and April 19, 1998

                       Statements of Operations                                         4
                       Sixteen weeks ended
                       April 20, 1997 and April 19, 1998

                       Statements of Cash Flows                                         5
                       Sixteen weeks ended
                       April 20, 1997 and April 19, 1998

                       Notes to Financial Statements                                    7

              Item 2   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                    8

PART II   OTHER INFORMATION

               Item 1  Legal Proceedings                                               14

               Item 2  Changes in Securities                                           14

               Item 3  Defaults Upon Senior Securities                                 14

               Item 4  Submission of Matters to a Vote of
                       Security Holders                                                14

               Item 5  Other Information                                               14

               Item 6  Exhibits and Reports on Form 8-K                                14

                               CIAO CUCINA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        April 20,1997   April 19,1998
                                                        -------------   -------------
                                   ASSETS                (Unaudited)     (Unaudited)

CURRENT ASSETS
    Cash and Cash Equivalents                           $ 2,045,417      $    54,352
     Accounts Recievable                                     46,959           60,555
    Inventories                                              80,914          106,952
    Prepayments                                             222,146          129,258
                                                        -----------      -----------
        Total Current Assets                              2,395,436          351,117

EQUIPMENT AND IMPROVEMENTS, NET                           4,737,710        6,263,848

INTANGIBLE ASSETS, NET                                       76,085                0

SECURITY DEPOSITS AND OTHER                                 323,244          386,703
                                                        -----------      -----------

TOTAL ASSETS                                            $ 7,532,475      $ 7,001,668
                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current Portion of Long-Term Debt                   $    53,122      $   423,848
    Current Portion of Capital Lease Obligation                   0           85,349
    Accounts Payable                                        638,157          908,144
    Accrued Expenses                                        170,067          612,158
                                                        -----------      -----------
        Total Current Liabilities                           861,346        2,029,499
                                                        -----------      -----------

LONG-TERM LIABILITIES
    Notes Payable                                             4,856           31,327
    Capital Lease Obligation                                      0          118,253
    Accrued Rentals                                         528,341          259,328
    Deferred Lease Incentives                             2,050,020        4,150,157
                                                        -----------      -----------
        Total Long-Term Liabilities                       2,583,217        4,559,065
                                                        -----------      -----------

SHAREHOLDERS' EQUITY
    Common Stock-no par value, 10,000,000 shares
      authorized, 3,120,386 shares issued for 1997,
      and 3,246,186 shares issued for 1998                9,229,195        9,354,995
    Additional Paid-In Capital (Deficit)                 (1,647,372)      (1,629,321)
    Accumulated Deficit                                  (3,493,911)      (7,312,570)
                                                        -----------      -----------
        Total Shareholders' Equity                        4,087,912          413,104
                                                        -----------      -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                   $ 7,532,475      $ 7,001,668
                                                        ===========      ===========

                     CIAO CUCINA CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIXTEEN WEEKS ENDED

                                              April 20, 1997   April 19, 1998
                                              --------------   --------------
                                                (Unaudited)      (Unaudited)
RESTAURANT REVENUES                             $ 2,208,875      $ 1,997,327

OPERATING EXPENSES
    Food and Beverage Costs                         665,052          605,719
    Restaurant Labor Costs                          739,094          775,164
    Occupancy and Other Restaurant Expenses         655,149          661,944
    Depreciation and Amortization                   224,040          292,601
                                                -----------      -----------
                                                  2,283,335        2,335,428
                                                -----------      -----------


RESTAURANT OPERATIONS                               (74,460)        (338,101)

    Interest  (Income) Expense, net                 (24,133)          20,156
    Other (Income) Expense, net                       8,491            5,823
    General and Administrative Expenses             332,662          330,426
    Restructuring Costs                                   0           11,081
                                                -----------      -----------

NET LOSS APPLICABLE TO                          ($  391,480)     $   705,587
                                                ===========      ===========
COMMON STOCK

NET LOSS PER COMMON SHARE                       ($     0.13)     ($     0.22)
                                                ===========      ===========


WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                      3,114,559        3,151,380
                                                ===========      ===========

                             CIAO CUCINA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIXTEEN WEEKS ENDED

                                                    April 20, 1997   April 19, 1998
                                                    --------------   --------------
                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                              ($  391,480)     ($705,587)
Depreciation                                              152,104        211,653
Amortization                                               71,936         80,948
Amortization of Lease Incentives                          (62,504)       (92,352)
Loss on Disposal of Equipment                                   0          7,357
Changes in Operating Assets and Liabilities
      Decrease  (Increase) in-
            Accounts Receivable                            (4,582)        56,727
             Inventories                                    6,289         13,750
            Prepayments                                    21,694         46,435
      Increase  (Decrease) in-
            Accounts Payable                               93,741        391,301
            Accrued Expenses                             (305,940)       160,343
            Accrued Restructuring                               0       (893,629)
            Accrued Rentals                                19,256         78,083
                                                      -----------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (399,486)      (644,971)
                                                      -----------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Equipment and Improvements             (305,629)      (158,172)
      Cash Paid for Security Deposits                           0         (1,082)
                                                      -----------      ---------

NET CASH USED BY INVESTING ACTIVITIES                    (305,629)      (159,254)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Notes Payable                                0        400,000
     Payments of Notes Payable                             (1,035)          (831)
     Payments on Capital Leases                                 0        (27,477)
     Payments of Syndication Costs                       (122,194)             0
                                                      -----------      ---------

NET CASH PROVIDED (USED) BY FINANCING ACITIVITIES        (123,229)       371,692
                                                      -----------      ---------

(DECREASE) IN CASH AND CASH EQUIVALENTS                  (828,344)      (432,533)

CASH AND CASH EQUIVALENTS -
     beginning of period                                2,873,761        486,885
                                                      -----------      ---------

CASH AND CASH EQUIVALENTS
     end of period                                    $ 2,045,417      $  54,352
                                                      ===========      =========

                             CIAO CUCINA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIXTEEN WEEKS ENDED
                                               April 20, 1997    April 19, 1998
                                               --------------    --------------
                                                 (Unaudited)        (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

CASH PAID FOR INTEREST                              $   578         $   10,119
                                                    =======         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES
Conversion of Participating Debenture
to Common Stock                                     $50,000                 --
                                                    =======         ==========

Issuance of Common Stock in Satisfaction of
Accounts Payable                                         --         $  125,800
                                                    =======         ==========

Equipment and Improvements Paid by Landlord              --         $3,141,032
                                                    =======         ==========

Deferred Lease Incentives                                --         $  201,664
                                                    =======         ==========

Security Deposits Forfeited                              --         $    9,813
                                                    =======         ==========

                             CIAO CUCINA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  PRESENTATION OF INTERIM INFORMATION

   In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of April 20, 1997 and April 19, 1998 and the results of operations and cash flows for the sixteen weeks ended April 20, 1997 and April 19, 1998. Interim results are not necessarily indicative of results for a full year.

   The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 28, 1997. See the Company's Annual Report on Form 10-KSB, File No. 000-21745.

2.  COMMITMENTS

     As was previously announced, on December 10, 1997, the Company engaged Parentis Corporation ("Parentis") as a financial consultant to assist with various efforts to reduce overhead and restructure liabilities associated with non-performing restaurant units. Pursuant to that agreement, Parentis was to receive certain fees for its services, including a "success fee" which would be determined by applying a percentage to the aggregate amount of liabilities it assisted the Company in eliminating. By negotiating the settlement and termination of certain lease agreements, according to the engagement agreement, Parentis was eligible to receive in excess of $240,000. In recognition of the Company's cash condition, on March 16, 1998, Parentis agreed to a success fee of: (a)$40,000 in cash; (b) 85,000 common shares of the Company; and (c) warrants to purchase 80,000 common shares of the Company at $1.25 per share.

    On December 15, 1997, the Company entered into a settlement agreement with Roger Taylor, pursuant to which he resigned as an officer and director of the Company and his employment agreement was terminated. Under the settlement agreement, he received three months severance.

     On January 16, 1998, Blue Chip Capital Fund Limited Partnership ("Blue Chip") loaned the Company $500,000. The loan bears interest at the rate of 14% per annum, and is due on December 31, 1998. The loan is secured by a security interest in all of the Company's assets. In connection with this loan, Blue Chip received warrants to purchase 200,000 shares of the Company's common stock at a price of $1.35 a share.

     On January 19, 1998, the Company closed its Ft. Lauderdale store and entered into a settlement agreement with the landlord. Under the Settlement Agreement, the Company conveyed all of its assets and licenses located at the location to the landlord, except a 51,662.50 Letter of Credit furnished to the landlord when the lease was signed, which was returned to the Company in June.

     On February 11, 1998, the Company entered into a settlement agreement terminating its lease in The Oviedo Marketplace in Orlando, Florida. The project was then in a design phase. Under the settlement agreement, the Company agreed to pay the landlord a total of $88,142.75, $14,698.46 of which was paid upon execution of the agreement, with the balance payable in five equal monthly installments beginning March, 1998.

     On February 11, 1998, the Company entered into a settlement agreement terminating its lease at the Riverside Square shopping center in Hackensack, New Jersey. The Company had previously closed this location. Under the settlement agreement, the Company agreed to pay the landlord: (1) upon execution of the agreement, $20,000 in cash and the $100,000 letter of credit furnished to the landlord when the lease was signed; (2) $12,500 per month from February 1, 1998 through April 21, 1998; (3) $25,000 per month from May 1, 1998 through December 1, 1998; (4) and $162,500 on December 15, 1998. The company's obligations under the settlement agreement are secured by a security interest in net cash flow after operating expenses derived from the Company's downtown Cincinnati, Ohio location, through a lockbox arrangement.

     On or about March 17, 1998, the Company agreed to pay Michael Schuster Associates ("MSA"), an architectural and design firm engaged by the Company for new locations, $40,800 in cash and to issue MSA 40,800 common shares, as payment in full for services previously rendered by MSA. The Company agreed to pay the cash amount in eight equal monthly installments of $5,100, commencing April 1, 1998.

     On April 1, 1998, the Company entered into a Settlement and Consulting Agreement, as amended on April 13, 1998, (the "Consulting Agreement") with Carl
A. Bruggemeier, pursuant to which Mr. Bruggemeier resigned as an officer and director of the Company and his Employment Agreement with the Company was terminated. Under the Consulting Agreement, Mr. Bruggemeier agreed to provide consulting services to the Company for ten months beginning April 1, 1998, and the Company agreed to pay him a consulting fee of $10,000 per month. The Company paid Mr. Bruggemeier his consulting fee for April, 1998. On May 27, 1998, the Consulting Agreement was further amended to replace the ongoing monthly consulting fee with: (a) a one-time payment of $10,000; and (b) 50,000 shares of the Company's common stock, of which 40,000 shares have been issued to Mr. Bruggemeier and 10,000 shares are being held in escrow to secure the performance by Mr. Bruggemeier of his obligations under the Consulting Agreement.

     In connection with the Consulting Agreement, Mr. Bruggemeier executed a Nonrecourse Promissory Note (the "Note") in favor of Glaser Capital Partners (the "Payee") in the principal amount of $60,000. The Note bears interest at the rate of 8% per annum and is due upon the earlier: (1) any sale by the Company of all or substantially all of its assets; (2) any merger involving the Company in which the Company is not the surviving entity; or (3) any bankruptcy or similar action brought by or against the Company. Payee's sole recourse under the Note against Mr. Bruggemeier is to receive his shares of the Company's common stock held in escrow by the Ohio Secretary of State under the Escrow Agreement dated November 20, 1996, if and when the shares are released from such escrow. The Company has guaranteed full payment of the Note.

     On May 20, 1998, the Company entered into a letter of intent (the "LOI") with The Glazier Group, Inc., a New York corporation ("Glazier Group"), pursuant to which a to-be-formed wholly owned subsidiary of the Company shall merge with and into Glazier Group (the

"Merger"). Upon the closing of the Merger, the shareholders of Glazier
Group shall receive such number of common shares of the Company that equal 81% of the aggregate outstanding shares of the Company. The LOI contemplates that upon, or as soon as possible after, the closing of the Merger, the Company will conduct a secondary public offering of its common stock to raise a minimum of $12 Million (the "Secondary Offering"). Upon the closing of the Merger: (1) the Company shareholders shall receive the right to purchase a share of common stock for each share held at the price per share in the Secondary Offering; and (2) the shareholders of Glazier Group shall receive warrants to purchase up to 8% of the Company, for an exercise price of $1.25 per share, conditioned upon the achievement of certain performance milestones by a new Glazier Group restaurant. The Merger is conditioned upon: (a) execution of definitive agreements by June 30, 1998, and a closing by December 31, 1998; (b) completion of due diligence which is currently underway; (c) approval by the respective Boards of Directors;
(d) the receipt of all required approvals and consents; and (e) receipt, by July 1, 1998, of a highly confident letter from an underwriter acceptable to Glazier Group regarding the Secondary Offering. The Company may not solicit other prospective purchasers or merger partners while the LOI is in effect, but may respond to solicitations received by it, provided the Company shall reimburse Glazier Group for all legal and accounting expenses incurred by it as a result of the merger up to a maximum of $50,000 if the Company enters into any sale or merger agreement with any other party on or before June 30, 1998.

     On May 21, 1998, the Company entered into a Management Agreement with Glazier Group delegating all responsibility and authority for management of the Company's restaurant operation to the Glazier Group. The Agreement will terminate on the earlier of: (a) the closing of the Merger; (b) the termination of the LOI or any merger agreement executed in connection therewith; or (c) December 31, 1999. Under the Agreement, the Company shall pay Glazier Group a management fee equal to 4% of food and beverage revenues generated by the Company's restaurants. The management fee is payable monthly within 15 days after the end of each 4-week period to the extent cash flow allows. To the extent cash flow is insufficient to pay the fee, the fee will accrue with interest at the rate of 8.5% per annum and be payable on the earlier of (1) the closing of the Secondary Offering, or (2) one year from the termination of the LOI or any merger agreement executed in connection therewith.

     On May 22, 1998, Blue Chip loaned the Company $100,000. The loan bears interest at the rate of 14% per annum, and is due on December 31, 1998. In connection with this loan, Blue Chip received warrants to purchase 100,000 shares of the Company's common stock at a price of $1.35 a share.

     On May 22, 1998, Catherine C. Jetter resigned as an officer and director of the Company and its subsidiary.

     On May 22, 1998, the Company agreed to pay Parentis for services rendered:
(1) $2,850 in cash; and (2) 36,803 shares of the Company's authorized but unissued common stock; and to pay Parentis for services rendered after May 19, 1998, a fee equal to $1,500 per week.

     On June 10, 1998, the Company entered into an agreement ("the Engagement Agreement") with Glaser Capital Corporation ("Glaser") to serve as its advisor in connection with the possible merger with Glazier Group. Pursuant to the Engagement Agreement, as a result of the signing of the LOI with Glazier Group, Glaser was issued 25,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company owns and operates five restaurants serving authentic Mediterranean cuisine under the name "Ciao Cucina"and "Ciao Baby Cucina". Four of the Company's five restaurants have been in operation for more than one year. Its newest restaurant opened in January, 1998. Additionally, the Company closed one mature restaurant in late 1997 and opened a restaurant in late 1997 that was closed in early 1998.

   The Company has a limited operating history and the results achieved to date by the Company's restaurants may not be indicative of future results.

   The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1997 and 1998 first quarters (sixteen weeks) ended on April 20, 1997 and April 19, 1998, respectively.

RESULTS OF OPERATIONS

   The following table sets forth, for the sixteen weeks ended April 20, 1997 and April 19, 1998, certain items from the Company's condensed consolidated Statement of Operations expressed as a percentage of net revenues.


                                                      Sixteen Weeks Ended         Sixteen Weeks Ended
STATEMENT OF OPERATIONS DATA:                            April 19, 1998              April 20, 1997
                                                         --------------              --------------
RESTAURANT REVENUES (1)                                      100.0%                    100.0%

OPERATING EXPENSES
   Food and Beverage Costs                                    30.3%                     30.1%
   Restaurant Labor Costs (2)                                 38.8%                     33.5%
   Occupancy and Other Restaurant Expenses (3)                36.9%                     29.7%
   Depreciation and Amortization                              10.9%                     10.1%

RESTAURANT OPERATIONS                                        (16.9)%                    (3.4)%

   Interest Income (Expense), net                             (1.0)%                     1.1%
   Other Income (Expense)                                     (0.0)%                    (0.3)%
   General and Administrative Expenses (4)                   (16.5)%                   (15.1)%

NET LOSS                                                     (34.4)%                   (17.7)%


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

RESTAURANT REVENUES

  Restaurant revenues for the first quarter of fiscal 1998 decreased versus the first quarter of fiscal 1997 by $211,548 a decrease of 9.6%. Same store revenues for the first quarter of fiscal 1998 decreased by $285,952, a decrease of 14.7%. The decline is largely attributable to performance of the Cincinnati and Memphis restaurants, both units are heavily dependent on theater schedules in their respective areas.

FOOD AND BEVERAGE COSTS

   Food and beverage costs for the first quarter of 1997 decreased by $59,333 or 8.9%. As a percentage of sales, food and beverage costs increased from 30.1% to 30.3%, a percentage increase of .2%.

RESTAURANT LABOR

   Restaurant labor for the first quarter of 1998 increased $36,070 or 4.9% compared to the first quarter of 1997. As a percentage of revenues, restaurant labor costs for the first quarter 1998 versus 1997 increased from 33.5% to 38.8% an increase of 5.3%. The increase in restaurant labor is attributable to the Cleveland unit, where the additional cost of banquet facility management exceeded the costs which had been associated with the Hackensack, New Jersey restaurant included in fiscal 1997 results but closed prior to fiscal 1998.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

   Occupancy and other restaurant expenses for the first quarter of 1998 exceeded occupancy and other restaurant expenses for the first quarter of 1997 by $81,467 or 12.4%. As a percentage of sales, occupancy and other restaurant expenses increased to 36.9% for the first quarter of 1998 from 29.7% for the first quarter of 1997 or an increase of 7.2%. The increase in occupancy costs is attributable to the Cleveland unit, where the Corporation has additional costs associated with the banquet facility.

GENERAL AND ADMINISTRATIVE EXPENSE

   General and administrative expenses for the first quarter of 1998 decreased over the first quarter of 1997 by $2,236. As a percentage of revenues, general and administrative expenses increased from 15.1% in 1997 to 16.5% in 1998, an increase of 1.4%.

DEPRECIATION AND AMORTIZATION

   Depreciation and amortization decreased $6,111 for the first quarter of 1998 over the first quarter of 1997 or 2.7%.

   As a percentage of sales, depreciation and amortization increased for the first quarter of 1998 to 10.9% from 10.1% for the first quarter of 1997.

RESTAURANT OPERATIONS

    The Company's loss from restaurant operations of $74,460 in the first quarter of 1997 increased to a loss of $338,101 in the first quarter of 1998, or a change of $263,641. The increased loss from operations is largely attributable to the changes in results at two of the same store units, Cincinnati and Memphis, and results from the Cleveland restaurant unit which opened during January, 1998. On a combined basis, caused by decreases in revenues at Cincinnati and Memphis, net income from these same store units for the first quarter of fiscal 1998 decreased by $161,892 versus the first quarter of 1997. The Cleveland unit registered a loss of $240,804 for the first quarter of fiscal 1998, of which pre-opening expenses represented $130,256.

INTEREST EXPENSE

   Interest expense increased $44,289 for the first quarter 1998 compared to 1997.

NET LOSS

   The net loss for the first quarter of 1998 increased by $314,107 over 1997 or 80.2%.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 19, 1998, the Company's current liabilities of $2,029,499 exceeded current assets of $351,117, resulting in negative working capital of $1,678,382.

   Net cash used by operating activities increased $245,485 for the first quarter of 1998 as compared to the first quarter of 1997. This was due primarily to decreases in accrued restructuring expenses.

   Cash used in investing activities decreased from $305,629 for the first quarter of 1997 to $159,254, a decrease of $146375.

   Cash flows from financing activities increased for the first quarter of 1998 as compared to 1997 from negative $123,229 to $371,692, a increase of $494,921.


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

    The Company has agreed in principal to enter into a settlement agreement with Huntley Financial Group ("Huntley"), a consultant hired by the Company to assist it in negotiating a termination of its New Jersey lease. Under the settlement, the Company would pay Huntley a total of $35,000, $4,375 of which would be payable upon execution of a definitive settlement agreement, and the balance payable in seven equal monthly installments. A definitive agreement has been prepared and submitted to Huntley, but has not yet been executed.

     The Company has agreed in principal to enter into a settlement agreement terminating its lease in Ballston Commons Mall in Arlington, Virginia. The project was then in the design phase. Under the settlement, the Company would pay the landlord a total of $30,000, $5,000 of which would be payable upon execution of a definitive settlement agreement, and the balance payable in five equal monthly installments. A definitive agreement has been prepared and submitted to the landlord, but has not yet been executed.

     The Company has previously stated that it is executing a stabilization plan which was developed to reduce the cash losses associated with operations. This plan has involved the closing of units which failed to cover their direct operating expenses and the implementation of certain reductions in corporate overhead. It is not possible to forecast with certainty the effects of these changes. From a timing standpoint, these changes should have impact during the second quarter of fiscal 1998.

     The Company has previously announced that it has entered into an LOI to merge with Glazier Group. There are numerous conditions to the merger, and it is not possible to forecast with certainty whether it will occur. Glazier Group has been engaged to manage restaurant operations for the Company while the merger is pending.

     The Company has previously stated that it expected that cash generated by operations and proceeds received from recent financing would be sufficient to meet obligations until December 1998. Based on results for the first quarter of fiscal 1998, the Company is not confident that this is any longer the case. The Company believes that its possible merger with Glazier Group will provide needed liquidity through the financing which is contemplated by Glazier Group and which is a condition to the merger as described in the LOI. In the event that the merger is not consummated as planned, the Company has discussed additional financing with other sources of capital but does not have any commitments at this time.

     The Company has previously stated that it was notified by Nasdaq that it would be delisted due to the Company's failure to meet continuing listing requirements as established by Nasdaq. The Company requested an oral hearing with Nasdaq to explain plans the Company has to cure its deficiency. These plans are largely dependent on the possible merger with Glazier Group. On June 11, 1998, an oral hearing with Nasdaq was held and the Company discussed its plans. It is not yet clear whether Nasdaq will continue the Company's listing pending the merger. Nasdaq has requested that the Corporation's deficiency in tangible net worth versus Nasdaq requirements be cured prior to the merger, and the Company is doubtful that it will be able to do so.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On March 26, 1998, a lawsuit was filed against the Company in Washington, D.C. captioned Mary Erickson v. Ciao Cucina Corporation, Case No. 98 CA003231, in which the plaintiff, a kitchen employee, alleged sexual harassment by the chef. The plaintiff seeks $300,000 in damages. Discovery has not yet been completed, and it is thus too early to assess the outcome of the case, but the Company believes the plaintiff's claims are without merit.

ITEM 2.  CHANGES IN SECURITIES

      On March 16, 1998, the Company issued 85,000 common shares to Parentis. See discussion contained under "Commitments" on Page 7.

      On March 23, 1998, the Company issued 40,800 common shares to Michael Schuster Associates ("MSA"), an architectural and design firm engaged by the Company for new locations. See discussion contained under "Commitments" on Page 8.

       On June 9, 1998, the Company issued 50,000 common shares to Carl A. Bruggemeier. See discussion contained under "Commitments" on Page 8.

       On June 9, 1998, the Company issued 36,803 common shares to Parentis Corporation. See discussion contained under "Commitments" on Page 9.

       On June 15, 1998, the Company issued 25,000 common shares to Glaser Capital Corp. Se discussion contained under "Commitments" on Page 9.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS

                           N/A

ITEM 5.  OTHER INFORMATION

                           N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

       1. Settlement and Consulting Agreement between the Company and Carl A. Bruggemeier dated April 1, 1998, with Amendment No. 1 dated April 13, 1998, and Amendment No. 2 dated May 27, 1998.

       2. Nonrecourse Note of Carl A. Bruggemeier as guaranteed by the Company.

       3. Letter of Intent dated May 20, 1998, between the Company and The Glazier Group, Inc.

       4. Management Agreement dated May 21, 1998, between the Company and The Glazier Group, Inc.


       5. Promissory Note dated May 22, 1998, between the Company and Blue Chip Capital Fund Limited Partnership.

       6. Warrant dated May 22, 1998, between the Company and Blue Chip Capital Fund Limited Partnership.

       7. Note Purchase Agreement dated May 22, 1998, between the Company and Blue Chip Capital Fund Limited Partnership.

       8. Amended and Restated Registration Rights Agreement dated May 22, 1998, between the Company and Blue Chip Capital Fund Limited Partnership.


b) Reports on form 8-K:

       1. Current Report (January 20, 1998), attaching the Company's press release dated January 20, 1998.

       2. Current Report (April 1, 1998), attaching the Company's press release dated April 16, 1998.

       3. Current Report (May 21, 1998), attaching the Company's press release dated May 21, 1998.

Each of the above reports on Form 8-K reported information described herein. No financial statements were required or filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CIAO CUCINA CORPORATION



Date:   June 16, 1998                        By: /s/ Stephen J.  Kent
                                                -------------------------
                                                     Stephen J.  Kent
                                                     President