Form 10QSB
period 1998-07-12
CIAO CUCINA CORP
filed 1998-09-18
CIK 942659

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 12, 1998


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________
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

                     700 WALNUT STREET, CINCINNATI, OH 45202
                    (Address of principal executive offices)

                                 (513) 929-0700
                           (Issuer's telephone number)

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

The issuer had 3,357,989 shares of Common Stock outstanding as of August 1, 1998.

           Transitional Small Business Disclosure Format (check one):
                                 Yes     No  X
                                     ---    ---

                             CIAO CUCINA CORPORATION

                                      INDEX

Part I Financial Information

   Item 1.                      Condensed Financial Statements

                                Balance Sheets                                                                            3
                                July 13,1997 and July 12, 1998

                                Statements of Operations                                                                  4
                                Twelve weeks and twenty-eight weeks ended
                                July 13,1997 and July 12, 1998

                                Statements of Cash Flows                                                                  5
                                Twelve weeks and twenty-eight weeks ended
                                July 13,1997 and July 12, 1998

                                Notes to Financial Statements                                                             6

   Item 2                       Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                                             8

Part II Other Information

   Item 1                         Legal Proceedings                                                                      14

   Item 2                         Changes in Securities                                                                  14

   Item 3                         Defaults Upon Senior Securities                                                        14

   Item 4                         Submission of Matters to a Vote of
                                  Security Holders                                                                       14

   Item 5                         Other Information                                                                      15

   Item 6                         Exhibits and Reports on Form 8-K                                                       15

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      July 13,1997        July 12,1998
   ASSETS                                              (Unaudited)         Unaudited)
                                                        ---------         -----------
CURRENT ASSETS
Cash and Cash Equivalents                            $     1,316,835    $        55,175
Accounts Receivable                                           51,474             57,661
Inventories                                                   85,663             51,883
Prepayments                                                  259,126            132,208
                                                     ---------------    ---------------
Total Current Assets                                       1,713,098            296,927

EQUIPMENT AND IMPROVEMENTS, net                            4,892,509          6,087,535
INTANGIBLE ASSETS, net                                        96,607                  0
SECURITY DEPOSITS AND OTHER                                  474,871            341,163
                                                     ---------------    ---------------
TOTAL ASSETS                                         $     7,177,085    $     6,725,625

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current Portion of Long-Term Debt                    $        52,643    $        70,756
Shareholder Demand Notes                                           0            600,000
Current Portion of Capital Lease Obligation                        0             96,691
Accounts Payable                                             733,214          1,171,275
Accrued Expenses                                             205,517            486,125
                                                     ---------------    ---------------
Total Current Liabilities                                    991,374          2,424,847

LONG-TERM LIABILITIES
Notes Payable                                                  4,520                  0
Capital Lease Obligation                                           0             92,753
Accrued Rentals                                              519,993            259,631
Deferred Lease Incentives                                  2,003,142          4,056,946
                                                     ---------------    ---------------
Total Long-Term Liabilities                                2,527,655          4,409,330


SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock- no par value, 10,000,000 shares
authorized, 3,120,386 shares issued in 1997
and 3,357,989 in 1998,                                     9,229,195          9,276,937
Additional Paid-in Deficit                                (1,647,372)        (1,647,372)
Accumulated Deficit                                       (3,923,767)        (7,738,117)
                                                     ---------------    ---------------
Total Shareholders' Equity (Deficit)                       3,658,056           (108,552)
TOTAL LIABILITIES
AND SHAREHOLDERS' EQUITY (DEFICIT)                   $     7,177,085    $     6,725,625

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Twenty-Eight Weeks Ended       For the Twelve Weeks Ended
                                                     July 13,       July 12,               July 13,          July 12,
                                                       1997           1998                   1997              1998
                                                    (Unaudited)    (Unaudited)            (Unaudited)       (Unaudited)
                                                    -----------    -----------            -----------       -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                                      ($      821,336)   ($    1,037,922)   ($      429,856)   ($      332,335)
Depreciation                                          256,382            387,966            104,279            176,313
Amortization                                           73,172             80,948              1,235                  0
Amortization of Lease Incentives                     (109,383)          (185,563)           (46,878)           (93,211)
Loss on Disposal of Equipment                               0              7,357                  0                  0
Changes in Operating Assets and Liabilities
Decrease (Increase) in -
Accounts Receivable                                    (9,097)           107,621             (4,515)            50,894
Inventories                                             1,540             68,819             (4,749)            55,069
Prepayments                                           (15,286)            43,485            (36,980)            (2,950)
Pre-opening Costs                                     (38,819)                 0            (21,757)                 0
Increase (Decrease) in -
Accounts Payable                                      188,798           (430,978)            95,057             71,350
Accrued Expenses                                     (392,684)            34,310             35,450           (126,033)
Accrued Rentals                                        10,908             78,386             (8,348)               303
                                              ---------------    ---------------    ---------------    ---------------

Net Cash Used by Operating Activities                (855,805)          (845,571)          (317,062)          (200,600)
                                              ---------------    ---------------    ---------------    ---------------

CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of Equipment and Improvements               (620,960)          (158,172)          (259,078)                 0
Proceeds from Sale of Assets                                0                  0                  0                  0
Cash Paid for Intangible Assets                        (4,884)                 0           (150,326)                 0
Cash Paid for Note Receivable                         (48,000)                 0                  0                  0
Cash Paid for Security Deposits                       (25,427)            (1,082)            (1,301)                 0
                                              ---------------    ---------------    ---------------    ---------------

Net Cash Used by Investing Activities                (699,271)          (159,274)          (410,705)                 0
                                              ---------------    ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Short-Term Debt                                 0            601,423                  0            201,423
Payments on Capital Leases                                  0            (27,477)                 0                  0
Repayment of Long-Term Debt                            (1,850)              (831)              (815)                 0
                                              ---------------    ---------------    ---------------    ---------------

Net Cash Provided (Used)                               (1,850)           573,115               (815)           201,423
                                              ---------------    ---------------    ---------------    ---------------
by Financing Activities

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   (1,556,926)          (431,710)          (728,582)               823

CASH AND CASH EQUIVALENTS -
beginning of period                                 2,873,761            486,885          2,045,417             54,352
                                              ---------------    ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS -
end of period                                 $     1,316,835    $        55,175    $     1,316,835    $        55,175
                                              ---------------    ---------------    ---------------    ---------------

                     CIAO CUCINA CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Twenty-Eight Weeks Ended       For the Twelve Weeks Ended
                                                                July 13,          July 12,        July 13,           July 12,
                                                                  1997              1998            1997                1998
                                                             (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
   SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Cash Paid for Interest                                      $         6,790   $        19,901   $           421   $         9,782
                                                            ---------------   ---------------   ---------------   ---------------


SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES

Conversion of Participating Debenture to Common Stock       $        50,000   $             0   $             0   $             0
                                                            ---------------   ---------------   ---------------   ---------------

Issuance of Common Stock in Satisfaction of Accts Payable   $             0   $       187,603   $             0   $        61,803
                                                            ---------------   ---------------   ---------------   ---------------

Issuance of Common Stock in Satisfaction
 of Employee Claims                                         $             0   $        50,000   $             0   $        50,000
                                                            ---------------   ---------------   ---------------   ---------------

Equipment and Improvements Paid by Landlord                 $             0   $     3,141,032   $             0   $             0
                                                            ---------------   ---------------   ---------------   ---------------
                                                                                                                  ---------------

Deferred Lease Incentives                                   $             0   $       201,664   $             0   $             0
                                                            ---------------   ---------------   ---------------   ---------------

Security Deposits Forfeited                                 $             0   $        54,271   $             0   $        44,458
                                                            ---------------   ---------------   ---------------   ---------------

                             CIAO CUCINA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRESENTATION OF INTERIM INFORMATION

  In the opinion of the management of Ciao Cucina Corporation, the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 13, 1997 and July 12, 1998 and the results of operations and cash flows for the twelve weeks and twenty-eight weeks ended July 13, 1997 and July 12, 1998. Interim results are not necessarily indicative of results for a full year.

  The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 28, 1997. See the Company's Annual Report on Form 10-KSB, File No. 000-21745.

2. COMMITMENTS

  On July 1, 1998, the Company entered into a settlement agreement with Huntley Financial Group ("Huntley"). Huntley had been engaged by the Company to negotiate a termination of its lease for its Hackensack, New Jersey location. Under the Settlement Agreement, the Company agreed to pay Huntley $35,000.00, payable in eight monthly installments of $4,375.00.

  On August 1, 1998, the Company closed its corporate office in Cincinnati, Ohio. In connection therewith, the Company entered into the following agreements dated August 3, 1998:

         (a) Lease Termination Agreement, pursuant to which the office lease was terminated effective August 1, 1998. Under this Agreement, the Company agreed: (i) to pay the landlord $25,789.69 for all the amounts due under the office lease through August 1, 1998; (ii) to pay the landlord $5,703.01 on each of August 1, 1998 and April 30, 1999; and (iii) to issue to the landlord $100,000 of the Company's common stock. Valued based on the closing price on the August 1 effective date.

         (b) Third Amendment to Lease, pursuant to which the Company provided the landlord of its Downtown, Cincinnati, Ohio location an $80,613.62 promissory note to repay the landlord for past due amounts under its lease for such location. The principal of this note is to be paid in four installments: (i) $11,406.02 on or before August 15, 1998; (ii) $25,000.00 on or before November 15, 1998; (iii) $25,000.00 on or before February 15, 1999; and (iv) $10,742.53 on or before June 15, 1999.

         (c) Third Amendment to Sublease, pursuant to which the Company provided the landlord of its Harpers Point, Cincinnati, Ohio location a $20,541.43 promissory note to repay the landlord for past due amounts under its lease for such location. The principal of this note is be paid in two installments: (i) $14,674.84 on or before August 15, 1998; and (ii) $5,866.58 on or before June 15, 1999.

  In August, 1998, the Company entered into a Settlement Agreement and Release with Carroll Consulting, Inc., pursuant to which the Company agreed to pay Carroll Consulting $4,750 on or before August 15, 1998, and $4,750 on or before September 15, 1998. Carroll Consulting releases all claims it had against the Company, its subsidiary Ciao Playhouse, Inc., and David Walker, its general manager for its Cleveland, Ohio location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

  The Company owns and operates five restaurants, serving authentic Mediterranean cuisine, under the name "Ciao Cucina" and "Ciao Baby Cucina". Four of the Company's five restaurants have been in operation for more than one year. Its newest restaurant opened in January, 1998. Additionally, the Company closed one mature restaurant in late 1997 and opened a restaurant in late 1997 that was closed in early 1998. In June, 1998, the Company entered into a management agreement with The Glazier Group, Inc., a New York-based restaurant company, which has managed the operations of the Company since that time.

  The Company does not have a long operating history and has recently made significant changes to its management. Consequently, the Company believes that the results achieved to date by the Company's restaurants may not be indicative of future results. The Company uses a 52/53 week year which is generally comprised of 13 four-week periods. The Company's fiscal 1997 and 1998 second quarters (twelve weeks) ended on July 13, 1997 and July 12, 1998, respectively.

RESULTS OF OPERATIONS
  The following table sets forth, for the twelve weeks and the twenty-eight weeks ended July 13, 1997 and July 12, 1998, certain items from the Company's condensed consolidated Statement of Operations expressed as a percentage of net revenues.

                                                       Twelve Weeks Ended              Twenty-eight Weeks Ended
Statement of Operations Data:                    July 13, 1997     July 12, 1998   July 13, 1997    July 12, 1998
                                                 -------------     -------------   -------------    -------------
RESTAURANT REVENUES (1)                                 100.0%         100.0%            100.0%        100.0%

   OPERATING EXPENSES
   Food and Beverage Cost                                30.4           34.5              30.2          32.1
   Restaurant Labor Costs (2)                            36.5           38.0              34.7          38.4
   Occupancy and Other Restaurant Expenses (3)           33.4           27.1              31.2          30.5
   Depreciation and Amortization                          7.0           11.5               8.9          13.3

   RESTAURANT OPERATIONS                                 (7.3)         (11.0)             (5.0)        (14.4)

   Interest (Income) Expense, net                        (1.3)           0.3              (1.2)          0.7
   Other (Income) Expense, net                            0.4           (0.5)              0.4          (0.1)
   General and Administrative Expenses (4)               22.0           10.9              17.9          14.1
   Restructuring Costs                                    0.0            0.0               0.0           0.3

   NET LOSS                                             (28.4)%        (21.7)%           (22.1)%     (29.4)%

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

RESTAURANT REVENUES

  Restaurant revenues for the second quarter of fiscal 1998 increased from $1,511,675 in 1997 to $1,532,668 in 1998, an increase of $20,993 or a percentage increase of 1.4%. Restaurant revenues year to date 1998 have decreased from $3,720,550 in 1997 to $3,529,995 in 1998, a decrease of $190,555 or a percentage decrease of 5.1%. The modest increase for the quarter was due to an increase in sales in one restaurant unit. The year to date decrease was due to a variety of factors, including lower foot traffic in areas where restaurants are located inside or adjacent to entertainment areas which had slower theatre schedules than year ago.

   FOOD AND BEVERAGE COSTS

  Food and beverage costs for the second quarter of 1998 increased from $459,407 in 1997 to $528,088 in 1998, an increase of $68,681 or a percentage increase of 15.0%. As a percentage of sales, food and beverage costs increased for the quarter from 30.4% to 34.5%, a percentage increase of 4.1%.

On a year to date basis, food and beverage costs increased $1,124,459 in 1997 to $1,133,807 in 1998, an increase of $9,348 or a percentage increase of .8%. As a percentage of sales, food and beverage costs year to date increased from 30.2% to 32.1%, a percentage increase of 1.9%. The dollar increases in the food and beverage costs are attributable in part to inventory adjustments.

RESTAURANT LABOR

  Restaurant labor for the second quarter of 1998 increased from $551,958 in l997 to $582,065 in 1998, an increase of $30,107 or a percentage increase of 5.5%. As a percentage of revenues, restaurant labor costs for the second quarter 1998 versus 1997 increased from 36.5% to 38.0%, an increase of 1.5%. Year to date 1998, restaurant labor costs increased from $1,291,052 in 1997 to $1,357,229, an increase of $66,177 or a percentage increase of 5.1%. As a percentage of sales, restaurant labor costs year to date increased from 34.7% to 38.4%, an increase of 3.7%.

The increase in restaurant labor costs for the quarter and year to date are attributable to a combination of higher costs associated with The Glazier Group, Inc. as a management company, which the Company believes will be offset by lower corporate expenses within reasonable time.

OCCUPANCY AND OTHER RESTAURANT EXPENSES

  Occupancy and other restaurant expenses for the second quarter of 1998 decreased from $504,966 in 1997 to $414,736 in 1998, a decrease of $90,230 or a percentage decrease of 17.9%. As a percentage of sales, occupancy and other restaurant expenses decreased to 27.1% for the second quarter of 1998 from 33.4% for the second quarter of 1997 or a decrease of 6.3%. Year to date, occupancy and other restaurant expenses decreased from $1,160,115 in 1997 to $1,076,680 in 1998, a decrease of $83,435 or a percentage decrease of 7.2%. As a percentage of sales, occupancy and other restaurant expenses decreased from 31.2% to 30.5%, a percentage decrease of .7%.

The decreases for quarter and year to date were both attributable to the mix of restaurant units in operation, reflecting in large part the closing during the 1st Quarter of 1998 of one mature unit included in the year ago results.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization increased from $105,514 in 1997 to $176,313 in 1998, an increase of $70,799 or a percentage increase of 67.1%. This increase is due to the opening of the Company's Cleveland restaurant and the depreciation schedule of assets previously placed in service.

   Year to date, depreciation and amortization increased from $329,554 to $468,914, an increase of $139,360 or a percentage increase of 42.3%. This increase was also due to the opening of the Company's Cleveland restaurant and the depreciation schedule of assets previously placed in service.

  As a percentage of sales, depreciation and amortization increased for the second quarter of 1998 to 11.5% from 7.0% for the second quarter of 1997, an increase of 4.5%. Year to date, as a percentage of sales, depreciation and amortization increased 8.9% to 13.3%, an increase of 4.4%.

RESTAURANT OPERATIONS

  The Company's loss from restaurant operations of $110,170 in the second quarter of 1997 increased to a loss of $168,534 in the second quarter of 1998, or an increase of $58,364. Year to date, the loss from restaurant operations for 1997 of $184,630 increased to a loss of $506,635 an increase of $322,005. The increase in loss for the quarter was largely attributable to increased depreciation and amortization, as otherwise revenue gains were able to absorb the increases in other operating expenses. The increase in the year to date loss was also largely attributable to increases in depreciation and amortization, although revenues for 1998 year to date were lower than 1997.

INTEREST (INCOME) EXPENSE

  Interest expense exceeded interest income for the second quarter of 1998 by $4,477, while interest income had exceeded interest expense for the second quarter of 1997 by $19,652. This represented a change of $24,129 for the second quarter 1998 compared with 1997. Year to date 1997, interest income exceeded interest expense by $43,785. Year to date 1998, interest expense exceeded interest income by $24,633, a change of $68,418.

GENERAL ADMINISTRATIVE EXPENSES

  General and administrative expenses for the second quarter of 1998 decreased from $332,807 in 1997 to $167,155 in 1998, a decrease of $165,652 or a percentage decrease of 49.8%. As a percentage of revenues, general and administrative expenses decreased from 22.0% in 1997 to 10.9% in 1998, a decrease of 11.1%. Year to date, general and administrative expenses decreased from $665,469 in 1997 to $497,581 in 1998, a decrease of $167,888 or a percentage decrease of 25.3%. As a percentage of sales, general and administrative expenses decreased from 17.9% in 1997 to 14.1% in 1998, a percentage decrease of 3.8%. The decrease during the quarter was primarily due to the engagement of a management company, thereby replacing certain general and administrative expenses at a percentage of revenues which translated to lower costs. The lower expense year to date also reflects staff reductions which were made gradually during the first quarter of the 1998 year.


NET LOSS

  The net loss for the second quarter of 1998 decreased from $429,856 in 1997 to $332,335 in 1998, a decrease of $97,521 or a percentage decrease of 22.7%. Year to date, the net loss increased from $821,336 in 1997 to $1,037,922 in 1998, an increase of $216,586, a percentage increase of 26.4%. The year to date increase was due to the increased loss for the first quarter.

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

  Due to continuing operating losses and depletion of working capital, the Company borrowed an additional $600,000 during the period January through May of 1998. The proceeds from these borrowings were used to fund operations and settlements with certain creditors in association with closing non-performing restaurants.

   The Company historically had working capital deficiencies, which it believes are typical in the restaurant industry. As of July 12, 1998, the Company's current liabilities of $2,424,847 exceeded its current assets of $296,927, resulting in negative working capital of $2,127,920. The negative working capital is due largely to Accounts Payable of $1,171,275 and Accrued Expenses of $486,125 which include certain costs associated with lease termination agreements entered into in connection with the closing of non-performing units and the cancellation of certain new restaurant plans. Additional Short Term Debt of $600,000 raised to fund operating losses and payments required for lease termination settlements also had impact on working capital.

  Net cash used by operating activities decreased $116,462 for the second quarter of 1998 as compared to the second quarter of 1997. Year to date, net cash used by operating activities decreased $10,234 from $855,805 in 1997 to $845,571 in 1998.

  Cash used in investing activities decreased from $410,705 for the second quarter of 1997 to $0 for the second quarter of 1998. Year to date, cash used in investing activities decreased from $699,271 in 1997 to $159,254 in 1998. The year to date decrease in cash used by investing activities reflects the suspension of new restaurant development and the resulting elimination of needs to purchase equipment and other fixed assets beyond those expenditures required for exiting units.

  Net cash provided by financing activities increased for the first quarter of 1998 as compared to 1997 from $815 used to net cash provided of $201,423, an increase of $202,238. The cash provided by financing activities for the second quarter of 1998 consisted of borrowings. Year to date, net cash provided by financing activities increased from $1,850 used to $573,115 provided. This increase of $574,965 reflects the short-term borrowings of $600,000 less payments on capital leases of $27,477 and the $831 remainder of long-term debt.

OUTLOOK

  The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially due to various factors and uncertainties including, but not limited to, exposure to cost fluctuations, availability of labor, competition from other restaurants, changing trends, and government regulation.

The Company has previously stated that, due to the lack of cash flow from operations and the historical growth of its corporate structure, steps needed to be taken to reduce overhead and close certain non-performing units. In connection with this plan, the Company suspended its development activities for new units and embarked on a program designed to stabilize operations and cash flow.

  In the spring of 1988, the Company entered negotiations with The Glazier Group, Inc. ("Glazier"), a New York restaurant company, for the possible merger of the Company with Glazier. Upon concluding that a merger with Glazier would be in the best interests of shareholders, the Company entered into a letter of intent ("LOI") to merge subject to various conditions. These conditions included but were not limited to the execution of a definitive merger agreement and the receipt of a commitment for financing, to Glazier's satisfaction, from an underwriter to raise additional financing for the combined company.

  Simultaneous with the execution of the LOI, the Company and Glazier entered into a management agreement whereby Glazier would manage the Company's operations in return for a management fee, thereby allowing the Company to further reduce overhead. The Company believed that this arrangement would produce net savings to the Company and serve to improve operations through the oversight of Glazier.

  Early results from this management arrangement are inconclusive. While certain expenses have been reduced, others have increased and the Company has continued to generate a loss from restaurant operations. Progress has been made through changes in restaurant management and certain improvements to menus, and the Company has been working with Glazier to develop presentations to possible underwriters for financing of the business post-merger.

  At this time, due to the conditions which are material to the possible merger, the Company cannot be certain that the merger will occur. Consequently, the Company continues to work with Glazier to improve results from operations under the terms of the management agreement. Current emphasis is being placed on reducing food, beverage and labor costs while implementing new menus. The Company continues to believe that a merger will be in the best interest of shareholders, and attention is being devoted to realizing that objective.

  If the merger is not completed as planned, the Company intends to resume management control of the restaurant operations through the recruitment and hiring of operations management to replace the services which have been provided by Glazier. Relatedly, the Company would still require additional financing, although no commitments have yet been obtained.

  PART II -       OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On or about June 22, 1998, Carroll Consulting, Inc., filed suit against the Company, its subsidiary Ciao Playhouse, Inc. and David Walker, its general manager at its Cleveland, Ohio location alleging a breach of certain non-competition and related agreements entered into between Walker and Carroll Consulting. This lawsuit was settled on August 16, 1998. See the discussion contained under "Commitments" on page 7.


ITEM 2.  CHANGES IN SECURITES

         The Company is obligated to issue $100,000 of common stock (valued based on the closing price as of the August 1 effective date) to its landlord for its Downtown, Cincinnati, Ohio location. See the discussion contained in the "Commitments: on page 6. These shares will be issued pursuant to Regulation D and/or Rule 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on May 26, 1998, for the purpose of electing its board of directors and voting on a proposed stock option plan. The result of the matters voted on was as follows:

                                                     For                        Against or Withheld

Election of Directors:
Roger Lipton                                         2,588,657                       16,900
Marvin Rosenberg                                     2,588,557                       17,000
Jack Wyant                                           2,588,407                       17,150

Stock Option Plan                                    1,235,780                    1,369,777


ITEM 5.  OTHER INFORMATION

                  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits:

               EX-99.1. Settlement Agreement dated July 9, 1998, between Company and Huntley Financial Group.

               EX-99.2. Settlement Agreement and Release among the Company, Ciao Playhouse, Inc., David Walker and Carroll Consulting.

               EX-99.3. Lease Termination Agreement dated August 13, 1998, between the Company and Hibben Building, Ltd.

               EX-99.4. Third Amendment to Lease dated August 3, 1998, between the Company and Hibben Building, Ltd.

               EX-99.5. Promissory Note in the principal amount of $80,613.62 dated July 31, 1998, from the Company to Hibben Building, Ltd.

               EX-99.6. Third Amendment to Sublease dated August 3, 1998, between the Company and Towne Investment Co.

               EX-99.7. Promissory Note in the principal amount of $20,541.42 dated July 31, 1998, from the Company to Towne Investment Co.

         (b)       Reports on Form 8-K:

                  1. Current Report (May 26, 1998) attaching the Company's press release dated May 21, 1998. No financial statements were required or filed.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CIAO CUCINA CORPORATION



Date: September 4, 1998             By: /s/ Stephen J. Kent
                                        -------------------
                                    Stephen J. Kent
                                    President